Form 10QSB
period 1999-06-30
DENCOR ENERGY COST CONTROLS INC
filed 1980-01-02
CIK 312066

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, DC 20549

                                        FORM 10-QSB
(Mark One)
[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-9255

                               DENCOR ENERGY COST CONTROLS, INC.
            (Exact name of small business issuer specified in its charter)

                            Colorado                     84-0658020
                    (State or other jurisdiction     (I.R.S. Employer
                   of incorporation or organization)   Identification No.)

                           1450 West Evans, Denver, Colorado  80223
                     (Address of principal executive office) (Zip Code)

                                      (303) 922-1888
                    (Registrant's telephone number, including area code)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share: 4,803,804 shares outstanding at June 30, 1999.

          Transitional Small Business Disclosure Format

Yes        No   X




                          DENCOR ENERGY COST CONTROLS, INC.
                           PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
          (Condensed Balance Sheets)

                    ASSETS                             June 30      Dec. 31
                                                        1999         1998
                                                      (unaudited)
CURRENT ASSETS:
Cash                                                  $    6,600   $   8,300
Accounts Receivable,net of allowance for doubtful
 accounts of $18,700                                      48,300      20,000
Inventories                                              155,100     138,100
Prepaids and Other                                        12,100       6,100

   TOTAL CURRENT ASSETS                                  222,100     172,500

Furniture & Equipment                                    213,300     213,300
Less Accumulated Depreciation                           (213,300)   (213,300)
                                                               0           0

Long term receivables, net of allowance for doubtful
 receivables of $11,400                                    12,400      12,600

                                                        $234,500    $185,100

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Notes Payable - Shareholders                           $123,300   $ 118,300
 Notes Payable - Others                                   25,000       5,000
 Accounts Payable                                         71,700      36,500
 Accrued Compensation and Benefits                       196,700     133,700
 Accrued Interest - Shareholders & Others                114,100      97,900
 Warranty Reserve                                          3,200       3,200
 Other                                                       500         800

   TOTAL CURRENT LIABILITIES                             534,500     395,400

STOCKHOLDERS' DEFICIT
 Common Stock, no par value, authorized 5,000,000
 shares; issued & outstanding, 4,803,804 shares
                                                       1,175,900   1,175,900
Accumulated deficit                                   (1,475,900) (1,386,200)
                                                        (300,000)   (210,300)
                                                      $  234,500  $  185,100






                      See notes to condensed financial statements






                            DENCOR ENERGY COST CONTROLS, INC.

                                STATEMENTS OF OPERATIONS
                                     (unaudited)

                                     Three Months           Six Months
                                     Ended June 30          Ended June 30
                                 1999         1998      1999           1998

REVENUES:
 Net Sales                  $  65,000   $   72,100   $ 126,400     $ 189,000
 Interest and Other             1,400        2,000       3,600         4,800
       TOTAL REVENUES          66,400       74,100     130,000       193,800

COSTS AND EXPENSES:
 Cost of Products Sold         34,800       34,100      72,900        87,900
 Selling                        1,400        4,700       9,800        10,200
 General and Administrative    40,300       37,000      77,900        71,000
 Research and Development      19,400       18,400      42,900        37,100
 Interest                       8,400        6,500      16,200        13,000
                              106,400      100,700     219,700       219,200

NET LOSS                   $ ( 40,000)   $( 26,600)  $( 89,700)    $( 25,400)

NET LOSS PER
 COMMON SHARE:             $    (0.01)   $   (0.01)  $   (0.02)    $   (0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING          4,803,804    3,894,820    4,803,804    3,783,680



                     See notes to condensed financial statements




                        DENCOR ENERGY COST CONTROLS, INC.
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                  Six Months Ended June 30
                                                  1999                 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(89,700)         $( 25,400)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
 Changes in operating assets and liabilities:
    Accounts and other receivables               (28,300)             5,800
    Inventories                                  (17,000)            (9,100)
    Other assets                                 ( 6,000)           (14,900)
    Long term receivables                            200                  0
    Accounts payable                              35,200               (700)
    Accrued compensation and benefits             63,000             23,400
     Accrued interest - shareholders & others     16,200             12,500
   Other liabilities                              ( 300)            (3,100)
     Total adjustments                            63,000             13,900

 Net cash used in operating activities           (26,700)           (11,500)

Cash flows from financing activities:
    Proceeds from Private Placement of Stock           0               3,300
    Proceeds from Notes Payable-Shareholders       5,000               9,000
    Proceeds from Notes Payable - Others          20,000                   0
    Principal payment on Notes Payable Shareholder    (0)             (6,000)
    Net cash provided by financing activities     25,000               6,300
Net decrease in cash                              (1,700)             (5,200)

Cash beginning of year                             8,300               8,300

Cash end of quarter                                6,600            $  3,100

                  See notes to condensed financial statements

                          DENCOR ENERGY COST CONTROLS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS


A. The condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

      In the opinion of the Management, the accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the six months and three months ended June 30, 1999 and 1998.

      The results of operations for the three and six month periods ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

      As of the end of Second Quarter, 1999, the Company had no long-term debt.

C.  Common Stock:

      During the Second Quarter of 1999, the Company sold no restricted stock.



Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

Second quarter sales of $65,000 were approximately 10% less than the $72,100 for the comparable period in 1998. The decrease is primarily a result of a decrease in sales to dealers. The first half year sales were 33% less than the first half year sales the previous year. The decrease was due to a de-crease in both utility sales and dealer sales.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales increased 6.2% for the second quarter of 1999 compared with the same period in the prior year. For the six month period the cost of products sold increased 10% compared to the same period the prior year. This decrease in gross margin percentage is primarily due to a decrease in the production efficiency resulting from lower production volume.

Selling expenses for the second quarter of 1999, as percentage of net sales, decreased by 4.4% compared to the same period in the prior year.

General and Administrative expenses as a percentage of net sales for the second quarter of 1999 increased to 62% compared to 51% in the same period in the prior year. The total administrative expense remained about the same as the prior year.

Research and Development expenses, as a percentage of net sales, for the second quarter increased to 29.8% from 25.5% in the same quarter in the prior year.

EARNINGS

The net loss for the second quarter was $40,000 compared to a net loss of $26,600 for the same period in the prior year. The losses were due to the decrease in sales and decreased margin.

LIQUIDITY

The Independent Auditor's Report on Dencor Energy Cost Controls, Inc. Financial Statements for the year ended December 31, 1998 included a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1998 Financial Statements.

The Company's current ratio is .42 at the Quarter ended June 30, 1998. Man-agement believes the acid ratio (cash and accounts receivable divided by current liabilities) of .10 is below the limits of reasonable liquidity.

YEAR 2000
The Company has installed new software to make its accounting system year 2000 compliant. The Company has determined its products are year 2000 compliant and that there are no year 2000 issues in its production processes. The Company is surveying its vendors for year 2000 compliance. Also, several potential suppliers have been identified for each part purchased. The Company will be dependent on the power, communication, transportion and water infra-structures. The cost of complaince is not expected to be material.

                      DENCOR ENERGY COST CONTROLS, INC.

                         PART II - OTHER INFORMATION

         Items 1 through 5 would appear to require no answers according to the instructions.

Item 5.  Exhibits And Reports On Form 8-K
      (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
                27.  Financial Data Schedule.
      (b) During the quarter ended June 30, 1999, the Registrant filed no reports on
                Form 8-K.

                                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DENCOR ENERGY COST CONTROLS, INC.
                                       Registrant

                                       By:       Maynard L. Moe
                                                 President

                                                 Date: August 13, 1999