Form 10QSB
period 1995-09-30
DENCOR ENERGY COST CONTROLS INC
filed 1995-11-15
CIK 312066

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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
               (State or other jurisdiction (I.R.S. Employer
             of incorporation or organization)Identification No.)

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

Yes   X    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
3,671,304 shares outstanding at September 21, 1995.

     Transitional Small Business Disclosure Format

Yes        No   X



                      DENCOR ENERGY COST CONTROLS, INC.

                       PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
     (Condensed Balance Sheets)

           ASSETS                                  Sept. 30       Dec. 31
                                                     1995           1994
                                                  (unaudited)
CURRENT ASSETS:
Cash                                            $     700      $  13,200
Accounts Receivable,net of allowance for
 doubtful accounts of $11,400                     103,900         54,600
Inventories                                       169,400        153,600
Other                                              14,600          8,400

   TOTAL CURRENT ASSETS                           288,600        229,800

Furniture & Equipment                             213,300        213,300
Less Accumulated Depreciation                    (206,100)      (202,000)
                                                    7,200         11,300

Other Receivables, net of allowance for doubtful
 receivables of $1,900                              8,100          7,600

                                                 $303,900       $248,700

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payable - Shareholders                    $ 93,400       $ 93,100
 Accounts Payable                                  74,200         53,700
 Accrued Compensation and Benefits                 28,300         25,500
 Accrued Interest - Shareholders                   30,100         17,600
 Warranty Reserve                                   6,200          5,700
 Other                                              4,600          1,300

   TOTAL CURRENT LIABILITIES                      236,800        196,900

STOCKHOLDERS' EQUITY
 Common Stock, no par value, authorized 5,000,000
 shares; issued & outstanding, 3,671,304 shares  1,147,600     1,147,600
 Deficit                                       (1,080,500)    (1,095,800)
  Stockholders' Equity                             67,100         51,800
                                               $  303,900     $  248,700


                 See notes to condensed financial statements
                       DENCOR ENERGY COST CONTROLS, INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                        Three Months          Nine Months
                                        Ended Sept. 30        Ended Sept. 30
                                   1995            1994   1995           1994

REVENUES:
 Net Sales                        $ 149,000  $ 127,000   $ 434,800  $ 397,600
 Interest and Other                   3,800      2,200       7,200      5,600
    TOTAL REVENUES                  152,800    129,200     442,000    403,200

COSTS AND EXPENSES;
 Cost of Products Sold               89,500     67,400     243,800    211,200
 Selling                              5,700     10,000      15,600     27,000
 General and Administrative          33,000     33,400      98,100    103,100
 Research and Development            19,500     16,300      56,000     51,200
 Provision for doubtful accounts receivable                               600
 Interest                             4,300      4,200      13,200     11,400
                                    152,000    131,300     426,700    404,500

NET EARNINGS (LOSS)               $     800 $  (2,100)    $ 15,300 $  (1,300)

NET EARNINGS (LOSS) PER
 COMMON SHARE:

 Net Earnings (loss)              $   .0003 $  (.0006)    $  .0042 $  (.0004)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                3,671,304  3,671,304   3,671,304  3,671,304
















                  See notes to condensed financial statements

                       DENCOR ENERGY COST CONTROLS, INC.

                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                   Nine Months Ended Sept. 30
                                                       1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $ 15,300    $ (1,300)
  Adjustments to reconcile net earnings
   to net cash used in operating activities:
    Depreciation                                      4,100       5,100
    Provision for (recovery of) losses
     on doubtful accounts receivable                             (1,500)
 Changes in operating assets and liabilities:
    Accounts and other receivables                  (49,800)    (26,700)
    Inventories                                     (15,800)      1,300
    Other assets                                     (6,200)     (3,400)
    Accounts payable                                 20,500      17,200
    Accrued compensation and benefits                 2,800      (2,400)
    Accrued interest - shareholders                  12,500       3,600
    Warranty reserve                                    500      (1,500)
    Other liabilities                                 3,300       9,800
     Total adjustments                              (28,100)      1,500

      Net cash used in operating activities         (12,800)        200

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable-Bank                    5,000
  Proceeds from issuance of notes payable-Shareholders  300      43,000
  Principal payments on notes payable-Bank                      (35,000)
  Principal payments on notes payable-Shareholders               (9,800)

      Net cash provided by financing activities         300       3,200

NET DECREASE IN CASH                                (12,500)      3,400

CASH AND CASH EQUIVALENTS, beginning of
  year                                               13,200       5,900

CASH AND CASH EQUIVALENTS, end of
  quarter                                          $    700     $ 9,300

 Supplemental disclosure of cash flow information:
 Cash paid during the nine months ended for interest$   200   $   2,000


                  See notes to condensed financial statements

                       DENCOR ENERGY COST CONTROLS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


A. The condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the ecurities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

   In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of September 30, 1995 and 1994, and the results of operations for the nine months then ended and changes in financial position for the nine months then ended.

   The results of operations for the nine-month periods ended September 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

   As of the end of Third Quarter, 1995, the Company had no long-term debt.

C.  Common Stock:

   During the Third Quarter, 1995, the Company sold no stock.


Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Third Quarter sales of $149,000 were approximately 17% greater than sales for the comparable period in 1994. The increase in sales was primarily the result of an increase in sales of utility products sold through international distribution.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales increased to 60.1% for the third quarter of 1995 compared with 53.1% for the same period in the prior year. The increase was due to the increased sales of utility products which have a higher cost per unit of sales than other products.






                       DENCOR ENERGY COST CONTROLS, INC.


Selling expenses as a percentage of sales decreased to 3.9% for the third quarter compared to 7.9% for the same period in the prior year. The decrease was due to a decrease in travel.

General and Administrative expenses remained about the same as for the same quarter in the prior year.

Research and Development expenses increased slightly compared to the same quarter in the prior year due to increased development activity.

EARNINGS

The earnings for the third quarter were $800 compared to a loss of $2,100 for the same period in the prior year. The increase in earnings was due to increased sales.

LIQUIDITY

The Company's current ratio is 1.22 at the Quarter ended September 30, 1995. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of .44 is within the limits of reasonable liquidity.




                                    PART II
                               OTHER INFORMATION

Items 1 through 6 would appear to require no answers according to the instructions.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DENCOR ENERGY COST CONTROLS, INC.
                           Registrant

                           By:  Maynard L. Moe
                                President and Principal Accounting Officer
                           Date:November 8, 1995