Form 10KSB
period 1995-12-31
DENCOR ENERGY COST CONTROLS INC
filed 1996-04-01
CIK 312066

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
from                      to

                            Commission file number 0-9255

                        Dencor Energy Cost Controls, Inc.
                  (Exact name of registrant as specified in its charter)

           Colorado                                  84-0658020
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)
                      1450 West Evans, Denver, Colorado         80223
                  (Address Of Principal Executive Offices)    (Zip Code)

            Issuer's telephone number, including area code:  (303) 922-1888

          Securities registered pursuant to Section 12 (b) of the Act: None

          None
 (Title of Each Class)            (Name of each exchange on which registered)

              Securities registered pursuant to Section 12 (g) of the Act:

                              Common Stock No Par Value
                                    (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes x  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
an amendment to this Form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year. $579,400

As of February 28, 1996 there were 3,671,304 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($0.03) and the asked price ($0.06) reported by brokers) held by non-affiliates was approximately $126,900.

Transitional Small Business Disclosure Format (check one):  Yes     ;  No  X





PART I

ITEM 1.  Business

(a) General Development of Business.  Dencor Energy Cost Controls, Inc.
(the "Company") was incorporated on January 16, 1974, under the laws of the State of Colorado for the purpose of developing, manufacturing, and marketing electronic devices. Currently the Company's primary activity is the manufacture and sale of electrical demand controllers which manage electricity consumed in residences and commercial establishments and energy control devices used by utilities to modify residential energy use patterns.
The Company has its headquarters, production facilities, and research and development laboratories in Denver, Colorado.

(b) Business of Issuer. The Company is engaged in only one industry, that of designing, developing, manufacturing, marketing, and installing products and systems which assist in controlling the cost of energy utilization. Management of the Company does not recognize any significant business difference, at least at this time, between sales of residential demand controllers, special relay equipment for utilities, temperature activated duty cyclers, commercial demand controllers, and interlocks.

  (1) Principal Products Produced and Services Rendered

     (i) Energy Management Systems - Residential

The Company's primary business is the assembly and sale of control systems which reduce electrical energy costs. Its principal product is the electrical demand controller that enables a homeowner having an electric heating system or a central air conditioning system to control the peak use of electricity. This enables the homeowner to achieve cost savings in geographic locations served by electric utilities that include a demand factor in their residential billing rates. Demand rates are used by electric utilities to encourage consumers to reduce their peak usage of electricity.

A demand controller monitors the total power consumption and turns off selected loads, typically heating circuits, during peak consumption periods, restoring them at the end of that period. The controller automatically keeps the consumption within the level selected. The principal markets for residential demand control systems are in regions served by utilities with a demand rate for residential customers. The residential demand controller is designed for homes heated electrically by baseboard heaters, radiant heaters, heat pumps, electric boilers and electric furnaces, and may also be used to control air conditioners.

The sale of residential demand control systems contributed 72% of total Company sales during 1995.

     (ii) Energy Management Systems - Commercial

The Company has developed demand controllers for commercial buildings. One model of the commercial systems includes a graphics system to interface commercial demand controllers to IBM compatible computers. This graphics system can display minute-by-minute demand data as well as 15-minute, daily, monthly, and annual summaries. All data is also stored on computer disk for later inspection. The sale of commercial demand control systems contributed 9% of total Company sales during 1995.





     (iii) Special Utility Products

The Company has developed a series of products used to control water heaters, space heaters, and air conditioners for specific utility applications. Sales of these products accounted for 19% of net sales in 1995. The Company anticipates a gradual growth in this portion of the business.

  (2) Distribution Methods of Products

The Company's demand control systems are currently being marketed through traditional electrical distribution channels. They are being sold to electrical distributors who, in turn, market and distribute these systems to electrical contractors who provide installation services to the builder or to the consumer. The Company also sells to dealers who specialize in selling energy products to customers and also utilizes manufacturer's representatives to promote the distribution of its products. The Company also sells to organizations that have lease/purchase plans with customers. This enables the customer to realize cost savings which usually approximate or exceed the lease payments.

The Company's foreign sales in 1995 were approximately 15% of total sales.

  (3) Status of any Publicly Announced New Products or Services

During 1995 the Company developed a new series of low-cost residential energy controllers. These controllers are designed to shift energy use to off-peak periods for customers who are billed on a time-of-use rate by their utility. These controllers have the capacity to use existing building wiring to send signals to control remote loads. These new products are in production.

  (4) Competitive Conditions

Competition is intense in the energy management control system market.
The Company competes directly with several relatively small electronic companies in its residential controller market, and with the major manufacturers of electrical controls for its commercial demand controllers.

Several companies manufacture systems which are similar in concept to the Company's demand controllers. Many of the companies with which the Company competes and will be competing in both the residential and commercial market have substantially greater financial and technical capabilities. Products of these companies often compete directly with those being offered by the Company and with those currently in development.

The Company strives to produce high quality products which may be priced slightly higher than the competition.

  (5) Sources and Availability of Raw Materials

The Company has approximately 16 suppliers for its components.
Its semi-conductor components are made by a variety of primary semi-conductor manufacturers. The Company also has components made to order from several local and national vendors. It is believed that adequate sources are available and the Company has had no significant difficulty in obtaining components. The Company believes other alternate sources are available if required. The principal suppliers are: Circle AW, Deltrol, Star Circuits, and X-10 USA.





Its suppliers' productive capacities are believed to be sufficient to meet any rapid delivery requirements of customers or to any continuous allotment of goods.

  (6) Major Customers

During 1995, four major customers accounted for 61% of the Company's net sales. These customers are not affiliated with the Company. The loss of any of these customers may adversely affect the Company's business.

As of February 28, 1996, the Company had a backlog of orders totaling $5,900 consisting of equipment orders from distributors. The Company anticipates filling these orders during the current year. The backlog of orders as of February 28, 1995 was $670.

  (7) Patents

Most of the Company's demand control systems are not protected by any patents. While management believes that patent protection may be desirable in some instances, it does not consider such protection essential to the ultimate success of the Company. A patent was issued April 4, 1989 for a Variable-Limit Demand Controller for metering electrical energy. In 1991 the Company entered into a non-exclusive licensing agreement with an unrelated third party for use of the Company's patent. A patent application was filed in April 1994 for an Adaptive Load Cycler for Controlled Reduction of Energy Use; however, the Company has no assurance a patent will be issued.

  (8) Government Approval

There is no requirement for government approval of principal products or services. The Company has no government contracts.

  (9) Government Regulations

There is no known material effect from known or probable government regulations.

  (10) Research and Development

In the fiscal years ended December 31, 1995 and 1994 the Company expended $73,900 and $70,500, respectively, on Company sponsored research and development activities. The Company plans to continue research and development activities during 1996.

  (11) Environmental Protection

The Company's compliance with federal, state, and local laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment does not have a material impact on the Company's capital expenditures.

  (12) Employees

On March 15, 1996, the Company had 6 full-time employees. Two were engaged in administration, three in production, and one in engineering research and development.





ITEM 2.       Properties

The Company leases 5100 sq. ft. of office, research and development, sales, and manufacturing space at 1450 West Evans, Denver, Colorado for $2,488/month. Management considers these facilities to be adequate for its requirements for the immediate future.

See Note 7 of the Notes to Financial Statements for additional information about the Company's commitments under terms of non-cancelable leases.

ITEM 3.       Legal Proceedings

The Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

ITEM 4.       Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter.


                                         PART II

ITEM 5.    Market for the Registrant's Common Stock
             and Related Security Holder Matters

(a) The principal market on which the Company's common stock is traded is the Over-the-Counter market. The table below presents the high and low bid price for the Company's common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from brokers who make a market in the Company's securities.

                         Bid                                     Bid
Quarter Ended        Low     High        Quarter Ended       Low     High

   03/31/95         $.01     $.06           03/31/94         $.01    $.06
   06/30/95          .01      .06           06/30/94          .01     .06
   09/30/95          .01      .06           09/30/94          .01     .06
   12/31/95          .01      .06           12/31/94          .01     .06

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of February 28, 1996 was 340.

(c) The Registrant has paid no dividends from inception to date and does not currently intend to do so.





ITEM 6.     Management's Discussion and Analysis

(a) Selected Financial Data

                                          Year Ended December 31
                       1995         1994       1993        1992        1991

Net Sales            $567,900    $547,300   $549,700   $1,035,800   $1,201,500

Net Earnings (Loss)    11,300     (42,800)  (126,300)      (1,800)     (74,900)
Net Earnings (Loss)
Per Common Share            *      (.0116)    (.0345)           *        (.020)

Weighted Average
Common Shares
Outstanding         3,671,304   3,671,304   3,671,304    3,671,304   3,671,304
* Less than $.01
per share

AT YEAR END

Total Assets         $275,800    $248,700    $261,900     $432,700    $466,900
Working Capital        50,600      32,900      78,100      196,900     193,700
Shareholders' Equity   63,100      51,800      94,600      220,900     222,700

No dividends have been declared or paid for any of the periods presented.

(b) Liquidity and Capital Resources

The Company considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include the Current Ratio which is the ratio of current assets to current liabilities and the Sales to Working Capital Ratio. Working capital is Current Assets less
Current Liabilities.

                                        1995           1994           1993
Current Ratio                           1.24           1.17           1.47
Sales to Working Capital               11.22          16.64           7.04
Sales to Total Assets                   2.06           2.20           2.10

The major factors affecting these ratios were the gains in 1995 and the losses for 1994 and 1993. The Company has made extensive use of short-term debt as summarized in the following table:

                                            Maximum     Average      Weighted
                                Weighted     amount      amount       average
                  Balance at    average   outstanding outstanding    interest
                   end of       interest  during the   during the  rate during
Notes Payable      period         rate       period      period       period
Shareholders       93,400         17.3%      93,400      93,200        17.3%




The weighted average interest rate during the period was based on the outstanding balance and interest rate at each month-end for each note.
The Company anticipates continuing short term borrowing in 1996. The Company currently has no line of credit. If working capital beyond that provided by profits and the line of credit is needed, additional debt financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stock holder loans, or sales of stock through private placements although no assurances can be given that financing will be available.
The Company at present has no long-term debt.

(c) Results of Operations

The Company experienced sales in 1995 slightly higher than in 1994.
The primary source of the sales increase was international sales.
Distributor sales experienced some decrease. The earnings for 1995 were $11,300 compared to a loss of $42,800 in the prior year.

Gross Margins. The gross margin percentages were 46%, 44%, and 41%, of sales for 1995, 1994, and 1993 respectively. The increase in gross margin in 1995 resulted from an increase in production efficiency.

Selling Expenses. Selling expenses as a percentage of sales decreased to 3.5% in 1995 compared to 7.2% in 1994. The primary reasons for the decrease were decreases in trade show attendance, travel and printing.

General and Administrative Expense.   General and administrative expenses as
a percentage of sales have decreased slightly to 25.6% in 1995 compared to 27.2% in 1994.

Research and Development. Research and development expenses increased slightly in 1995 due to an increase in activity.

Inflation. Inflation has no significant impact on the operations of the Company.

Management's Plans. The Company's 1996 operating plan includes achieving increased sales goals and continuing its cost reduction program. Management believes that actions presently being taken to revise the Company's operating and financial requirements will enable the Company to continue profitable operations during 1996.





ITEM 7.  Financial Statements



                                     INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Dencor Energy Cost Controls, Inc. (the Company) as of December 31, 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dencor Energy Cost Controls, Inc. as of December 31, 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   As discussed in Note 2 to the
financial statements, the Company has experienced substantial losses in recent years, and has experienced difficulty and uncertainty in meeting its liquidity needs, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
January 18, 1996




                     DENCOR ENERGY COST CONTROLS, INC.

                             BALANCE SHEET

                           DECEMBER 31, 1995

                                   ASSETS

Current assets:
  Cash                                                             $     3,800
  Accounts receivable, net of allowance
    for doubtful accounts of $9,200 (Note 9)                            77,000
  Inventories (Note 4)                                                 174,200
  Prepaids and other                                                     8,300
       Total current assets                                            263,300

Furniture and equipment                                                213,300
Less accumulated depreciation                                          207,400
                                                                         5,900
Other receivables, net of allowance
for doubtful receivables of $1,700 (Note 3)                              6,600
                                                                    $  275,800

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable - shareholders (Note 5)                            $    93,400
  Accounts payable                                                      52,800
  Accrued compensation and benefits                                     22,700
  Accrued interest - shareholders (Note 5)                              33,600
  Warranty reserve                                                       6,300
  Other                                                                  3,900
       Total liabilities (all current)                                 212,700

Commitments (Note 7)

Shareholders' equity (Note 8):
  Common stock, no par value; authorized,
    5,000,000 shares; issued and outstanding,
    3,671,304 shares                                                 1,147,600
  Deficit                                                           (1,084,500)
                                                                        63,100
                                                                    $  275,800

                  See notes to financial statements.




                    DENCOR ENERGY COST CONTROLS, INC.

                       STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1995  AND 1994


                                                   1995                 1994
Revenues:
   Net sales                                 $    567,900          $   547,300
   Interest and other                              11,500                8,500

                                                  579,400              555,800

Costs and expenses:
   Cost of products sold                          306,300              305,900
   Selling                                         19,800               39,300
   General and administrative                     145,400              148,900
   Research and development                        73,900               70,500
   Provision for doubtful
    accounts receivable                             5,000               17,700
   Interest, substantially to
     related parties (Note 5)                      17,700               16,300

                                                  568,100              598,600


Net income (loss)                             $    11,300         $    (42,800)

Earnings (loss) per common share               $        *         $       (.01)

Weighted average common shares
 outstanding                                    3,671,304            3,671,304



* Less than $.01 per share


                  See notes to financial statements.




                    DENCOR ENERGY COST CONTROLS, INC.

                   STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995 AND 1994

                                    Common Stock
                                                                   Shareholders'
                                 Shares       Amount       Deficit      equity


Balances, January 1, 1994      3,671,304   $ 1,147,600   $(1,053,000)  $ 94,600


Net loss                                                     (42,800)   (42,800)


Balances, December 31, 1994    3,671,304     1,147,600    (1,095,800)    51,800


Net income                                                    11,300     11,300


Balances, December 31, 1995    3,671,304   $ 1,147,600   $(1,084,500)  $ 63,100




                    See notes to financial statements.




                    DENCOR ENERGY COST CONTROLS, INC.

                       STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                      1995              1994

Cash flows from operating activities:
  Net income (loss)                            $    11,300        $   (42,800)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
       Depreciation                                  5,400              6,700
       Provision for doubtful accounts
         receivable                                  5,000             17,700
    Changes in operating assets and
       liabilities:
         Accounts and other receivables            (26,400)           (30,600)
         Inventories                               (20,600)            27,700
         Prepaids and other                            100                500
         Accounts payable                             (900)            14,300
         Accrued compensation and benefits          (2,800)             1,100
         Accrued interest - shareholders            16,000             11,200
         Warranty reserve                              600             (1,400)
         Other liabilities                           2,600              1,200
  Total adjustments                                (21,000)            48,400

Net cash provided by (used in)
  operating activities                              (9,700)             5,600

Cash flows from investing activities:
  Capital expenditures                                                 (1,500)


Net cash used in investing activities                                  (1,500)


                               (Continued)




                    DENCOR ENERGY COST CONTROLS, INC.

                   STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                    1995                1994
Cash flows from financing activities:
  Proceeds from notes
    payable - shareholders                    $       300           $  43,000
  Principal payments on
    note payable - bank                                               (30,000)
  Principal payments on notes
    payable - shareholders                                             (9,800)

Net cash provided by financing activities             300               3,200

Net increase (decrease) in cash                    (9,400)              7,300

Cash, beginning                                    13,200               5,900

Cash, ending                                   $    3,800           $  13,200

Supplemental disclosure of cash flow
  information:

    Cash paid during the year for interest     $    1,700          $    5,100


                  See notes to financial statements.





                    DENCOR ENERGY COST CONTROLS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995 AND 1994


1.    Organization and significant accounting policies:

      Organization:

      Dencor Energy Cost Controls, Inc. (the Company) manufactures and markets electrical energy cost control devices and equipment which are sold primarily to distributors and dealers in the United States and Canada. There is only one business segment.

      Inventories:

      Inventories are stated at the lower of cost (first-in, first-out; FIFO) or market.

      Furniture, equipment, and depreciation:

      Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of three to five years.

      Research and development:

      Research and development costs are charged to operations as incurred.

      Product warranties:

      Estimated costs related to product warranties are provided for at the time of sale.

      Earnings (loss) per share:

      Earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period.

      Accounting for income taxes:

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.




                    DENCOR ENERGY COST CONTROLS, INC.

               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                YEARS ENDED DECEMBER 31, 1995 AND 1994


1.    Organization and significant accounting policies (continued):

      Use of estimates in the preparation of financial statements:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Recently issued accounting standards:

      Management does not believe that any recently issued accounting standards will have a material impact to the Company's financial position or results of operations.

2.    Going concern, results of operations, and management's plans:

      The Company's financial statements for the year ended December 31, 1995 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced substantial losses in recent years, and has experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's 1996 operating plan includes achieving increased sales goals and maintaining its cost reduction program, which primarily includes a reduction in labor costs. Management believes that actions presently being taken under its 1996 operating plan will enable the Company to continue profitable operations during 1996. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.    Other receivables:

      Other receivables consist of a note receivable and interest due from a customer. The note receivable is due on demand, bears interest at 18% and is unsecured.





                    DENCOR ENERGY COST CONTROLS, INC.

               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1995 AND 1994


4.     Inventories:

       Inventories as of December 31, 1995 consist of:

         Finished products                                          $    7,400
         Sub-assemblies and work-in-process                             40,100
         Component parts                                               126,700
                                                                     $ 174,200

      The elements of cost in inventories include materials, labor and overhead.

5.    Notes payable - shareholders:

      The notes payable to shareholders are unsecured, due on demand, and bear interest at 12% to 18.25% per year. The weighted average interest rates during the years ended December 31, 1995 and 1994 were approximately 17.3% and 16.9%, respectively. Interest expense of approximately $17,100 and $14,800 associated with these notes payable was charged to operations for the years ended December 31, 1995, and 1994, respectively.

6.    Income taxes:

      The components of the deferred tax assets as of December 31, 1995, were as follows:

         Current deferred tax assets:
           Accounts receivable, due to
            allowance for doubtful accounts                       $      2,200
           Inventories, due to obsolescence reserve
            and additional costs inventoried for tax purposes           16,400
           Compensated absences                                          2,800
           Warranty reserve                                              1,300
         Total current gross deferred tax assets                        22,700
         Less valuation allowance                                      (22,700)
         Net current deferred tax assets                          $         -




                    DENCOR ENERGY COST CONTROLS, INC.

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1995 AND 1994


6.       Income taxes (continued):

         Noncurrent deferred tax assets:
           Net operating loss carryforwards                        $   178,000
           Other tax credits carryforwards                              20,700

         Total noncurrent gross deferred tax assets                    198,700
         Less valuation allowance                                     (198,700)
         Net noncurrent deferred tax assets                         $       -

       The net increase during the year in the total valuation allowance was $3,200.

       The difference between taxes computed at the statutory federal tax rate and the effective tax rate is reconciled below:
                                                      Years ended December 31,
                                                        1995             1994

        Income tax (expense) benefit computed at
             statutory federal tax rate               $ (1,700)     $    6,400
        Deferred tax benefit recognized
             (not recognized)                            1,700          (6,400)
        Income tax (expense) benefit computed
             at the effective tax rate               $       -      $       -

       At December 31, 1995, the Company had net operating loss and general business credit carryforwards which may be used to reduce future taxable income and taxes payable, respectively, and which expire through 2009 as follows:
                                                      Net             General
                                                   operating         business
                                                     loss              credit
                                                 carryforwards     carryforwards

                    1996                            $105,100           $ 4,600
                    1997                              53,500               300
                    1998                             192,500               300
                    1999                              91,200
                    2000
                    Thereafter                       451,800            15,500
                                                    $894,100          $ 20,700




                    DENCOR ENERGY COST CONTROLS, INC.

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1995 AND 1994


7.     Commitments:

       The Company leases its facility and certain equipment under non-cancelable operating leases. Future rentals on these non-cancelable operating leases as of December 31, 1995 are $7,000. Lease rental expense of approximately $39,500 and $39,600 was charged to operations for the years ended December 31, 1995 and 1994, respectively.

8.     Common stock:

       At December 31, 1995, the Company has reserved 196,000 shares of common stock for issuance under a restricted stock bonus plan. All employees and directors of the Company, with the exception of the President, are eligible to receive stock bonuses under this plan. There have been no shares issued under this plan.

9.     Concentration of credit risk:

       The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

       During 1995, four customers accounted for approximately 12%, 13%, 14% and 22% of net sales. During 1994, three customers accounted for approximately 17%, 15% and 14% of net sales. As of December 31, 1995, 61% of the Company's accounts receivable were due from five customers.

       The Company's export and domestic sales consist of the following:

                                                      Years ended December 31,
                                                   1995                   1994

           Net sales, Canada                   $  88,000            $    4,700
           Net sales, United States              479,900               542,600
           Total net sales                     $ 567,900             $ 547,300




                    DENCOR ENERGY COST CONTROLS, INC.

               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                YEARS ENDED DECEMBER 31, 1995 AND 1994



10.      Fair value of financial instruments:

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments, for which it is practicable to estimate fair value. Management believes that the carrying amounts of the Company's financial instruments approximates fair value because of the short-term maturity of these items.











ITEM 8.     Changes In And Disagreements With Accountants On Accounting And
               Financial Disclosure

             None

                                                PART III

ITEM 9.      Directors and Executive Officers of the Registrant

             (a)  Identification of Directors

The following information, as of February 28, 1996, is furnished with respect to each Director:

                                   Year First
                                   Elected as
 Name of Director          Age     Director            Position with Company

Theodore A. Hedman         57        1988           Director, Vice President,
                                                    Secretary, Manager of
                                                    Engineering

Maynard L. Moe             61        1974           Chairman of Board and
                                                    President

Joseph L. Mellusi          30        1994           Director, Treasurer

All Directors serve for one-year terms which expire at the annual shareholders meeting in 1996. For the period ending December 31, 1995, all corporate officers were also directors.

             (b)  Identification of Executive Officers

                                                       Position
  Name of Officer            Age              (Date Elected To Position)

Maynard L. Moe                61         Chairman of the Board & President
                                               (January 16, 1974); Director

Theodore A. Hedman            57         Director, Vice President, Secretary,
                                         Manager of Engineering (March 24, 1988)

Joseph L. Mellusi             30         Treasurer (June 16, 1994); Director

          All officers serve at the pleasure of the Board.

There are no family relationships among the officers or directors listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers.

Dr. Moe has served as President for the Registrant since 1974.

Mr. Hedman has been Manager of Engineering for Dencor since 1979.

Since 1991 Joseph L. Mellusi has been a Marketing Representative, Project Manager and currently a Branch Manager with Kemper Management Services, Inc. a company specializing in providing Demand-Side Management services for utilities.









There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Based on information furnished to Registrant, no officer, director, or ten percent shareholder failed to file on a timely basis reports on Forms 3, 4, or 5 during the most recent two fiscal years.

ITEM 10.  Executive Compensation

         Summary Compensation Table

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer and President of the Company. No executive officer of the company, including the Chief Executive Officer and President, received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                             Summary Compensation Table

                                               Long Term Compensation
                   Annual Compensation              Awards       Payouts
                                        Other                             All
                                       Annual                            Other
                                       Compen- Restricted         LTIP   compen-
Name and       Fiscal   Salary  Bonus  sation  Stock     Options Payouts sation
Position        Year   ($) (1)  ($)(2) ($)(3)  Award(s)  (#)(5)  ($)(6)  ($)(7)
Maynard L. Moe  1995    67,000   -0-    -0-     -0-       -0-     -0-      -0-
CEO, President,
and             1994    60,300   -0-    -0-     -0-       -0-     -0-      -0-
a director (8)
                1993    61,400   -0-    -0-     -0-       -0-     -0-      -0-

(1)  The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the periods covered by the Summary Compensation Table, the Company did not make any award of restricted stock.

(5)  The Company has had no stock option plans.

(6) The Company has a Restricted Stock Bonus Plan, the purpose of which is to attract and retain qualified personnel for responsible positions. The Company has remaining 196,000 shares of the Company's authorized but unissued common stock as of December 31, 1995, to be awarded as stock bonuses to employees, not including Dr. Moe. Stock bonuses may be awarded, as an incentive to contribute to the success of the Company, at the discretion of a stock bonus committee, consisting of not less than two directors, from a list of recommendations submitted periodically by the President. The plan may be amended, modified, suspended or withdrawn at any time by the Board of Directors. There were no shares awarded during the periods covered by the Summary Compensation Table.










(7)  No other compensation

(8)  Compensation Pursuant to Plans

     Dr. Moe, for the year 1996, will receive an annual salary of $69,700 payable in substantially equal monthly installments. Dr. Moe will also receive additional compensation equal to two percent of the Company's first $100,000 pre-tax net profits, plus four percent of pre-tax profits from $100,000 to $200,000 plus six percent of the pre-tax profits in excess of $200,000.

     Compensation of Directors

The Company pays its non-employee director $100 per Directors' Meeting attended. It is anticipated that no more than twelve meetings will occur each year.

     Employment Contracts and Termination of Employment and
      Change-In Control Arrangements

The Company does not have any written employment contracts with respect to any of its executive officers. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.

ITEM 11.      Security Ownership of Certain Beneficial Owners and Management

         (a)    Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on February 28, 1996, are listed below:

                                                                       Percent
                     Name & Address of       Amount and Nature of         of
Title of Class       Beneficial Owners       Beneficial Ownership      Class (w)

Common Stock         Maynard L. Moe               703,650 (x)            19.2
No Par Value         2309 South Jackson
                     Denver, CO  80210

               (w) On February 28, 1996, there were 3,671,304 shares of common stock issued and outstanding.


               (x) Includes 159,650 shares owned of record by Carol M. Moe, wife of Maynard L. Moe.

          (b)   Security Ownership of Management

The following table sets forth the number of shares owned beneficially on February 28, 1996, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.









                                                                       Percent
                       Name & Address of       Amount and Nature of      of
Title of Class         Beneficial Owners       Beneficial Ownership    Class (w)

Common Stock           Maynard L. Moe                703,650 (x)         19.2
                       2309 South Jackson
                       Denver, CO  80210

                       Theodore A. Hedman            148,300 (y)          4.0
                       5445 South Camargo Road
                       Littleton, CO  80123

                       Joseph L. Mellusi                   0              0.0
                       9977 East Louisiana Drive
                       Denver, CO  80231

                       Executive Officers             851,950            23.2
                       and Directors as a
                       group

                 (w) On February 28, 1996, there were 3,671,304 shares of common stock issued and outstanding.

                 (x) Includes 159,650 shares owned of record by Carol M. Moe, wife of Maynard L. Moe.

                 (y) Includes 35,800 shares owned of record by Charlotte Hedman, wife of Theodore A. Hedman.

           (c)   Changes in Control

The Company knows of no contractual arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 12.     Certain Relationships and Related Transactions

             (a)   Transactions with Management and Others

             None involving more than $60,000.

             (b)   Parents of Small Business Issuer

             None.

             (c)   Transactions with Promoters

             None.










ITEM 13.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

        (a)   Financial Statements

              1. The following financial statements of Dencor Energy Cost Controls are included in Part II, Item 7:

                                                                           Page

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . 8

     Balance Sheet - December 31, 1995 . . . . . . . . . . . . . . . . . . . 9

     Statements of Operations - years ended
            December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . 10

     Statements of Shareholders' Equity - years ended
            December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . 11

     Statements of Cash Flows - years ended
            December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . 12

     Notes to Financial Statements . .  . . . . . . . . . . . . . . . . . . 14

              2.  Financial Statement Schedules

                  All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

              3.  Exhibits

                  3. Articles of Incorporation and By-Laws are incorporated
                     by reference to Exhibit No. 1 of Form 10 filed May 5, 1980.

             (b)   Reports On Form 8-K

                   There were no reports on Form 8-K for the three months ended December 31, 1995.










                                            SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Dencor Energy Cost Controls, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              DENCOR ENERGY COST CONTROLS, INC.


                                               by: MAYNARD L. MOE
                                               President



Date:  March 28, 1996

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:





March 28, 1996                           THEODORE A. HEDMAN
Date                                     Secretary/Director/Vice President



March 28, 1996                            MAYNARD L. MOE
Date                                      Director/Principal Executive Officer