Form 10QSB
period 1996-06-30
DENCOR ENERGY COST CONTROLS INC
filed 1996-08-13
CIK 312066

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                        FORM 10-QSB
(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Yes   X    No

                           APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
3,671,304 shares outstanding at July 19, 1996.

       Transitional Small Business Disclosure Format

Yes        No   X



                             DENCOR ENERGY COST CONTROLS, INC.

                              PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
       (Condensed Balance Sheets)

             ASSETS                                   June 30         Dec. 31
                                                      1996              1995
                                                     (unaudited)
CURRENT ASSETS:
Cash                                              $    4,000        $   3,800
Accounts Receivable,net of allowance for doubtful
 accounts of $9,200                                   67,700           77,000
Inventories                                          169,000          174,200
Other                                                 16,900            8,300
   TOTAL CURRENT ASSETS                              257,600          263,300

Furniture & Equipment                                213,300          213,300
Less Accumulated Depreciation                       (209,400)        (207,400)
                                                       3,900            5,900

Other Receivables, net of allowance for doubtful
 receivables of $1,700                                 6,800            6,600

                                                    $268,300         $275,800

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payable - Shareholders                       $ 93,400         $ 93,400
 Accounts Payable                                     58,000           52,800
 Accrued Compensation and Benefits                    20,500           22,700
 Accrued Interest - Shareholders                      42,600           33,600
 Warranty Reserve                                      6,300            6,300
 Other                                                   900            3,900

   TOTAL CURRENT LIABILITIES                         221,700          212,700

STOCKHOLDERS' EQUITY
 Common Stock, no par value, authorized 5,000,000
 shares; issued & outstanding, 3,671,304 shares    1,147,600        1,147,600
 Deficit                                          (1,101,000)      (1,084,500)
  Stockholders' Equity                                46,600           63,100
                                                  $  268,300       $  275,800

                        See notes to condensed financial statements

                              DENCOR ENERGY COST CONTROLS, INC.

                                  STATEMENTS OF OPERATIONS
                                         (unaudited)

                                   Three Months               Six Months
                                  Ended June 30              Ended June 30
                             1996              1995     1996              1995

REVENUES:
 Net Sales                   $  96,200   $ 179,100      $ 199,900    $ 285,800
 Interest and Other              2,000       1,600          3,900        3,400
     TOTAL REVENUES             98,200     180,700        203,800      289,200

COSTS AND EXPENSES;
 Cost of Products Sold          52,300     100,600        111,100      154,300
 Selling                         4,800       4,300          9,200        9,900
 General and Administrative     25,200      34,500         56,000       65,100
 Research and Development       15,900      19,700         34,800       36,500
 Provision for doubtful accounts receivable
 Interest                        4,800       4,200          9,200        8,900
                               103,000     163,300        220,300      274,700

NET EARNINGS (LOSS)           $ (4,800)  $  17,400       $(16,500)  $   14,500

NET EARNINGS (LOSS) PER
 COMMON SHARE:

 Net Earnings (loss)          $ (.0014)   $   .0048      $ (.0045)   $   .0040

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           3,671,304   3,671,304      3,671,304    3,671,304


                         See notes to condensed financial statements

                              DENCOR ENERGY COST CONTROLS, INC.

                                   STATEMENT OF CASH FLOWS
                                         (unaudited)

                                                    Six Months Ended June 30
                                                       1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                      $ (16,500)    $ 14,500
  Adjustments to reconcile net earnings
   to net cash used in operating activities:
    Depreciation                                        2,000        2,700
    Provision for (recovery of) losses
     on doubtful accounts receivable
 Changes in operating assets and liabilities:
    Accounts and other receivables                      9,100      (26,400)
    Inventories                                         5,200      (26,500)
    Other assets                                       (8,600)      (8,200)
    Accounts payable                                    5,200       25,100
    Accrued compensation and benefits                  (2,200)       1,900
    Accrued interest - shareholders                     9,000        8,300
    Warranty reserve                                                   300
    Other liabilities                                  (3,000)        (600)
     Total adjustments                                 16,700      (23,400)

 Net cash provided by (used in) operating activities      200       (8,900)

NET INCREASE (DECREASE) IN CASH                           200       (8,900)

CASH AND CASH EQUIVALENTS, beginning of
  year                                                  3,800       13,200

CASH AND CASH EQUIVALENTS, end of
  quarter                                            $  4,000      $ 4,300

  Supplemental disclosure of cash flow information:
  Cash paid during the six months ended for interest $    200      $


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

    In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the six months then ended June 30, 1996 and 1995.

    The results of operations for the six-month period ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

    As of the end of Second Quarter, 1996, the Company had no long-term debt.

C.  Common Stock:

    During the Second Quarter, 1996, the Company sold no stock.


Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Second Quarter sales of $96,200 were approximately 46% less than sales for the comparable period in 1995. The decrease in sales was primarily the result of a decrease in sales of utility products sold through international distribution.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales decreased to 54.3% for the second quarter of 1996 compared with 56.2% for the same period in the prior year. The decrease was due to the decreased sales of utility products which have a higher cost per unit of sales than other products.


                              DENCOR ENERGY COST CONTROLS, INC.

Selling expenses as a percentage of sales increased to 4.9% for the second quarter compared to 2.4% for the same period in the prior year. The increase was due to decreased sales.

General and Administrative expenses decreased from the same quarter in the prior year due to a decrease in personnel.

Research and Development expenses decreased slightly compared to the same quarter in the prior year due to decreased development activity.

EARNINGS

The loss for the second quarter was $4,800 compared to earnings of $17,400 for the same period in the prior year. The loss was due to decreased sales.

LIQUIDITY

The Independent Auditor's Report on Dencor Energy Cost Controls, Inc.
Financial Statements for the year ended December 31, 1995 included a "going concern" explanatory paragraph which means that the Auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1995 Financial Statements.

The Company's current ratio is 1.16 at the Quarter ended June 30, 1996. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of .32 is within the limits of reasonable liquidity.


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

                                DENCOR ENERGY COST CONTROLS, INC.
                                Registrant

                                By:   Maynard L. Moe
                                      President
                                Date: July 26, 1996