Form 10QSB
period 1996-09-30
DENCOR ENERGY COST CONTROLS INC
filed 1996-11-21
CIK 312066

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes   X    No

                       APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
3,671,304 shares outstanding at Sept. 30, 1996.

        Transitional Small Business Disclosure Format

Yes        No   X



                       DENCOR ENERGY COST CONTROLS, INC.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
         (Condensed Balance Sheets)

              ASSETS                         Sept. 30        Dec. 31
                                                  1996           1995
                                              (unaudited)
CURRENT ASSETS:
Cash                                       $    5,800      $   3,800
Accounts Receivable,net of allowance for
 doubtful accounts of $9,200                   65,400         77,000
Inventories                                   155,100        174,200
Other                                          15,000          8,300

   TOTAL CURRENT ASSETS                       241,300        263,300

Furniture & Equipment                         213,300        213,300
Less Accumulated Depreciation                (210,400)      (207,400)
                                                2,900          5,900
Other Receivables, net of allowance for
 doubtful receivables of $1,700                 7,000          6,600

                                             $251,200       $275,800

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payable - Shareholders                $ 93,400      $ 93,400
 Accounts Payable                              41,400        52,800
 Accrued Compensation and Benefits             21,000        22,700
 Accrued Interest - Shareholders               47,200        33,600
 Warranty Reserve                               6,300         6,300
 Other                                          1,200         3,900

   TOTAL CURRENT LIABILITIES                  210,500       212,700

STOCKHOLDERS' EQUITY
 Common Stock, no par value, authorized
 5,000,000 shares; issued & outstanding,
 3,671,304 shares                           1,147,600     1,147,600

 Deficit                                   (1,106,900)    1,084,500)
  Stockholders' Equity                         40,700        63,100
                                           $  251,200    $  275,800


                 See notes to condensed financial statements




                       DENCOR ENERGY COST CONTROLS, INC.

                           STATEMENTS OF OPERATIONS
                                 (unaudited)

                                 Three Months           Nine Months
                                Ended Sept. 30         Ended Sept. 30
                              1996          1995     1996          1995

REVENUES:
 Net Sales                 $ 100,000   $ 149,000    $ 299,900  $ 434,800
 Interest and Other            2,300       3,800        6,200      7,200
     TOTAL REVENUES          102,300     152,800      306,100    442,000

COSTS AND EXPENSES;
 Cost of Products Sold        50,000      89,500      161,100    243,800
 Selling                       7,000       5,700       16,200     15,600
 General and Administrative   30,700      33,000       86,700     98,100
 Research and Development     15,800      19,500       50,600     56,000
 Interest                      4,700       4,300       13,900     13,200
                             108,200     152,000      328,500    426,700

NET EARNINGS (LOSS)         $ (5,900)  $     800     $(22,400) $  15,300

NET EARNINGS (LOSS) PER
 COMMON SHARE:

 Net Earnings (loss)        $ (.0017)  $   .0003     $ (.0062) $   .0042

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING          3,671,304  3,671,304     3,671,304 3,671,304
























                  See notes to condensed financial statements


                       DENCOR ENERGY COST CONTROLS, INC.

                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                Nine Months Ended Sept. 30
                                                   1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                  $ (22,400)      $ 15,300
  Adjustments to reconcile net earnings
   to net cash used in operating activities:
    Depreciation                                    3,000          4,100
    Provision for (recovery of) losses
     on doubtful accounts receivable
 Changes in operating assets and liabilities:
    Accounts and other receivables                 11,200        (49,800)
    Inventories                                    19,100        (15,800)
    Other assets                                   (6,700)        (6,200)
    Accounts payable                              (11,400)        20,500
    Accrued compensation and benefits              (1,700)         2,800
    Accrued interest - shareholders                 3,600         12,500
    Warranty reserve                                                 500
    Other liabilities                              (2,700)          3300
     Total adjustments                             24,400        (28,100)

 Net cash provided by (used in) operating           2,000        (12,800)
 activities

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable-
 Shareholders                                                        300

NET INCREASE (DECREASE) IN CASH                     2,000        (12,800)

CASH AND CASH EQUIVALENTS, beginning of
  year                                              3,800         13,200

CASH AND CASH EQUIVALENTS, end of
  quarter                                        $  5,800        $   700

  Supplemental disclosure of cash flow
   information:  Cash paid during the
   nine months ended for interest                $    400        $   200










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

        In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to make the financial statements not misleading and to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the nine months then ended
September 30, 1996 and 1995.

        The results of operations for the nine-month period ended
September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

      As of the end of Third Quarter, 1996, the Company had no long-term debt.

C.  Common Stock:

      During the Third Quarter, 1996, the Company sold no stock.


Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Third Quarter sales of $100,000 were approximately 33% less than sales for the comparable period in 1995. Year to date sales of $299,900 were approximately 31% less than sales for the comparable period in 1995. The decrease in sales was the result of a decrease in sales of utility products sold through international distribution as well as a decrease in sales to dealers.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales decreased to 50.0% for the third quarter of 1996 compared with 60.0% for the same period in the prior year. Cost of Products Sold as a percentage of net sales decreased to 53.7% for year to date 1996 compared to 56.1% for the comparable period in 1995. The decrease was due to the decreased sales of utility products which have a higher cost per unit of sales than other products.








                       DENCOR ENERGY COST CONTROLS, INC.


Selling expenses as a percentage of sales increased to 7.0% for the third quarter compared to 3.9% for the same period in the prior year. Selling expenses as a percentage of sales increased to 5.4% for year to date compared to 3.6% for the comparable period in 1995. The increase was due to decreased sales as well as increased travel expense.

General and Administrative expenses decreased from the same quarter in the prior year and year to date due to a decrease in personnel.

Research and Development expenses decreased slightly compared to the same quarter in the prior year and year to date due to decreased development activity.

EARNINGS

The loss for the second quarter was $5,900 compared to earnings of $800 for the same period in the prior year. The loss for the year to date was $22,400 compared to earnings of $15,300 for the comparable period in 1995.The loss was due to decreased sales.

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

The Company's current ratio is 1.15 at the Quarter ended September 30, 1996. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of .34 is within the limits of reasonable liquidity.


                                    PART II
                               OTHER INFORMATION

Items 1 through 5 would appear to require no answers according to the instructions.

Item 6.  Exhibits And Reports On Form 8-K

    (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
           27.  Financial Data Schedule.

    (b) During the quarter ended September 30, 1996, the Registrant did not file any reports on Form 8-K.







                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DENCOR ENERGY COST CONTROLS, INC.
                                Registrant

                                By:   Maynard L. Moe
                                President
                                Date: October 31, 1996