Form 10KSB
period 1996-12-31
DENCOR ENERGY COST CONTROLS INC
filed 1997-04-02
CIK 312066

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

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

Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of
 Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an
 amendment to this Form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year. $397,000

As of February 28, 1997 there were 3,671,304 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($0.03) and the asked price ($0.06) reported by brokers) held by non-affiliates was approximately $126,900.

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

The sale of residential demand control systems contributed 73% of total Company sales during 1996.

    (ii) Energy Management Systems - Commercial

The Company has developed demand controllers for commercial buildings. One model of the commercial systems includes a graphics system to interface commercial demand controllers to IBM compatible computers. This graphics system can display minute-by-minute demand data as well as 15-minute, daily, monthly, and annual summaries. All data is also stored on computer disk for later inspection. The sale of commercial demand control systems contributed 16% of total Company sales during 1996.


    (iii) Special Utility Products

The Company has developed a series of products used to control water heaters, space heaters, and air conditioners for specific utility applications. Sales of these products accounted for 11% of net sales in 1996. The Company anticipates a gradual growth in this portion of the business.

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

The Company's foreign sales in 1996 were less than 1% of total sales.

  (3) Status of any Publicly Announced New Products or Services

During 1996 the Company developed a new series of commercial demand controllers. These controllers are designed to permit demand monitoring and controller parameter changes from a remote location by use of a modem.
 These new products are in production.

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

  (6) Major Customers

During 1996, two major customers accounted for 44% of the Company's net sales.
 These customers are not affiliated with the Company. The loss of any of these customers may adversely affect the Company's business.

As of February 28, 1997, the Company had a backlog of orders totaling $12,678 consisting of equipment orders from distributors. The Company anticipates filling these orders during the current year. The backlog of orders as of February 28, 1996 was $5,900.

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

  (10) Research and Development

In the fiscal years ended December 31, 1996 and 1995 the Company expended
 $69,700 and $73,900, respectively, on Company sponsored research and development activities. The Company plans to continue research and development activities during 1997.

  (11) Environmental Protection

The Company's compliance with federal, state, and local laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment does not have a material impact on the Company's capital expenditures.

  (12) Employees

On February 28, 1997, the Company had 5 full-time employees. Two were engaged in administration, two in production, and one in engineering research and development.

ITEM 2.    Properties

The Company leases 5100 sq. ft. of office, research and development, sales, and manufacturing space at 1450 West Evans, Denver, Colorado for $2,581/month. Management considers these facilities to be adequate for its requirements for the immediate future. This lease expires in April 1997.

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

                         Bid                                       Bid
Quarter Ended       Low       High         Quarter Ended      Low       High

   03/31/96         $.01      $.06            03/31/95        $.01      $.06
   06/30/96          .01       .06            06/30/95         .01       .06
   09/30/96          .01       .06            09/30/95         .01       .06
   12/31/96          .01       .06            12/31/95         .01       .06

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of February 28, 1997 was 340.

(c) The Registrant has paid no dividends from inception to date and does not currently intend to do so.


ITEM 6.  Management's Discussion and Analysis

(a) Selected Financial Data

                                           Year Ended December 31
                              1996      1995      1994      1993      1992

Net Sales                   $388,700  $567,900  $547,300  $549,700 $1,035,800

Net Earnings (Loss)         (74,400)    11,300  (42,800) (126,300)    (1,800)
Net Earnings (Loss) Per
Common Share                   (.02)         *     (.01)     (.03)          *

Weighted Average
Common Shares
Outstanding                 3,671,304 3,671,304 3,671,304 3,671,304 3,671,304
* Less than $.01 per share

AT YEAR END

Total Assets                 $217,400  $275,800  $248,700  $261,900  $432,700
Working Capital (Deficiency) (16,700)    50,600    32,900    78,100   196,900
Shareholders' Equity (Deficit)(11,300)   63,100    51,800    94,600   220,900

No dividends have been declared or paid for any of the periods presented.

(b) Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements for the year ended December 31, 1996, included a "going concern" explanatory para-graph, which means that the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1996 financial statements.

The Company considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include the Current Ratio which is the ratio of current assets to current liabilities and the Sales to Working Capital Ratio. Working capital is Current Assets less Current Liabilities.

                                 1996       1995        1994
Current Ratio                     .93       1.24        1.17
Sales to Working Capital           --      11.22       16.64
Sales to Total Assets            1.79       2.06        2.20

The major factors affecting these ratios were the net income in 1995 and the net losses for 1996 and 1994. The Company has made extensive use of short-term debt as summarized in the following table:

                                           Maximum     Average     Weighted
                               Weighted     amount      amount     average
                  Balance at   average   outstanding  outstanding  interest
                    end of     interest   during the   during the  rate during
Notes Payable       period      rate        period      period      period
Shareholders        93,400      18.4%       93,400      93,400      18.4%


The weighted average interest rate during the period was based on the outstanding balance and interest rate at each month-end for each note. The Company anticipates continuing short term borrowing in 1997. The Company currently has no line of credit. If working capital beyond that provided by profits is needed, additional debt financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stock holder loans, or sales of stock through private placements although no assurances can be given that financing will be available. The Company at present has no long-term debt.

(c) Results of Operations

The Company's net sales in 1996 of $388,700 were 32 percent lower than 1995 net sales of $567,900. Approximately 49% of the sales decrease was due to international sales declines. Dealer sales also experienced a decrease of approximately 27%. The net loss for 1996 was $74,400 compared to net income of $11,300 in the prior year.

Gross Margins. The gross margin percentages were 46%, 46%, and 44%, of sales for 1996, 1995, and 1994 respectively.

Selling Expenses. Selling expenses as a percentage of sales increased to 5.6% in 1996 compared to 3.5% in 1995. The primary reasons for the increase was an increase in trade show attendance and travel and a 32% decrease in net sales.

General and Administrative Expense.   General and administrative expenses as a
 percentage of sales have increased to 37.7% in 1996 compared to 25.6% in 1995 primarily due to a 32% decrease in net sales.

Research and Development. Research and development expenses decreased slightly in 1996 due to a decrease in activity.

Inflation. Inflation has no significant impact on the operations of the Company.

Management's Plans. The Company's 1997 operating plan includes achieving increased sales goals and continuing its cost reduction program. Management believes that actions presently being taken to revise the Company's operating and financial requirements will enable the Company to achieve profitable operations during 1997.



ITEM 7.  Financial Statements






                                INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Dencor Energy Cost Controls, Inc. (the Company) as of December 31, 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dencor Energy Cost Controls, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
 Company will continue as a going concern.   As discussed in Note 2 to the
 financial statements, the Company reported a $74,400 net loss for the year ended December 31, 1996, and a shareholders' deficit and a working capital deficiency of $11,300 and $16,700, respectively, as of December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
January 24, 1997


                      DENCOR ENERGY COST CONTROLS, INC.

                             BALANCE SHEET

                           DECEMBER 31, 1996

                                 ASSETS

Current assets:
 Cash                                                   $     1,600
 Accounts receivable, net of allowance
   for doubtful accounts of $8,500 (Note 9)                  58,500
 Inventories (Note 4)                                       143,600
 Prepaids and other                                           8,300
     Total current assets                                   212,000

Furniture and equipment                                     213,300
Less accumulated depreciation                               211,300
                                                              2,000
Note receivable, net of allowance
 for doubtful receivable of $2,300 (Note 3)                   3,400
                                                         $  217,400

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Notes payable - shareholders (Note 5)                   $    93,400
 Accounts payable                                             33,300
 Accrued compensation and benefits                            30,600
  Accrued interest and other - shareholders (Note 5)          53,600
  Deposits                                                     9,900
  Warranty reserve                                             6,300
 Other                                                         1,600
     Total liabilities (all current)                         228,700

Commitments (Note 7)

Shareholders' deficit (Note 8):
 Common stock, no par value; authorized,
   5,000,000 shares; issued and outstanding,
   3,671,304 shares                                         1,147,600
 Accumulated deficit                                      (1,158,900)
                                                             (11,300)
                                                           $  217,400

                    See notes to financial statements.




                       DENCOR ENERGY COST CONTROLS, INC.

                           STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                    1996            1995

Revenues:
  Net sales                                   $    388,700      $   567,900
  Interest and other                                 8,300           11,500

                                                   397,000          579,400

Costs and expenses:
  Cost of products sold                            208,600          306,300
  Selling                                           22,100           19,800
  General and administrative                       146,500          145,400
  Research and development                          69,700           73,900
  Provision for doubtful
   accounts receivable                               5,100            5,000
  Interest, substantially to
    related parties (Note 5)                        19,400           17,700

                                                   471,400          568,100


Net income (loss)                            $    (74,400)      $    11,300

Earnings (loss) per common share             $       (.02)       $        *

Weighted average common shares
 outstanding                                     3,671,304        3,671,304

* Less than $.01 per share

                      See notes to financial statements.




                      DENCOR ENERGY COST CONTROLS, INC.

                 STATEMENTS OF SHARHOLDERS' EQUITY (DEFICIT)

                   YEARS ENDED DECEMBER 31, 1996 AND 1995

                                     Common Stock
                                                     Accumulated Shareholders'
                                Shares      Amount   deficit  equity (deficit)


Balances, January, 1, 1995     3,671,304 $1,147,600 $(1,095,800) $ 51,800


Net income                                               11,300    11,300


Balances, December 31, 1995    3,671,304  1,147,600  (1,084,500)   63,100


Net loss                                                (74,400)  (74,400)

Balances, December 31, 1996    3,671,304 $1,147,600 $(1,158,900) $(11,300)


                     See notes to financial statements.





                      DENCOR ENERGY COST CONTROLS, INC.

                         STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                      1996            1995

Cash flows from operating activities:
 Net income (loss)                              $   (74,400)    $    11,300
 Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
     Depreciation                                      3,900          5,400
     Provision for doubtful accounts
       receivable                                      5,100          5,000
   Changes in operating assets and
     liabilities:
       Accounts and other receivables                 16,600       (26,400)
       Inventories                                    30,600       (20,600)
       Prepaids and other                                               100
       Accounts payable                             (17,600)          (900)
       Accrued compensation and benefits               7,900        (2,800)
       Accrued interest and other - shareholders      18,100         16,000
       Deposits                                        9,900
       Warranty reserve                                                 600
       Other liabilities                             (2,300)          2,600
 Total adjustments                                    72,200       (21,000)

Net cash used in
  operating activities                               (2,200)        (9,700)


                               (Continued)





                        DENCOR ENERGY COST CONTROLS, INC.

                       STATEMENTS OF CASH FLOWS (CONTINUED)

                      YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                     1996             1995

Cash flows from financing activities:
 Proceeds from notes payable - shareholders       $               $      300

Net cash provided by financing activities                                300

Net decrease in cash                                  (2,200)         (9400)

Cash, beginning                                         3,800         13,200

Cash, ending                                       $    1,600     $    3,800

Supplemental disclosure of cash flow
 information:

   Cash paid during the year for interest          $      200     $    1,700


                      See notes to financial statements.





                      DENCOR ENERGY COST CONTROLS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1996 AND 1995


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

                       YEARS ENDED DECEMBER 31, 1996 AND 1995


1.  Organization and significant accounting policies (continued):

    Use of estimates in the preparation of financial statements:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Recently issued accounting standards:

    Management does not believe that any recently issued accounting standards will have a material impact on the Company's financial position or results of operations.

2.  Going concern, results of operations, and management's plans:

    The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 1996, the Company reported a $74,400 net loss and a shareholders' deficit and a working capital deficiency of $11,300 and $16,700, respectively, at December 31, 1996. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    The Company's 1997 operating plan includes achieving increased sales goals and maintaining its cost reduction program, which primarily includes a reduction in labor costs. Management believes that actions presently being taken under its 1997 operating plan will enable the Company to achieve profitability during 1997. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  Note receivable:

    The note receivable is due on demand from a customer, bears interest at 18% and is unsecured.





                          DENCOR ENERGY COST CONTROLS, INC.

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        YEARS ENDED DECEMBER 31, 1996 AND 1995


4.    Inventories:

      Inventories at December 31, 1996 consist of:

       Finished products                                         $    7,400
       Sub-assemblies and work-in-process                            38,900
       Component parts                                               97,300
                                                                  $ 143,600

    The elements of cost in inventories include materials, labor and overhead.

5.  Notes payable - shareholders:

    The notes payable to shareholders are unsecured, due on demand, and bear interest at 12% to 18.25% per year. The weighted average interest rates during the years ended December 31, 1996 and 1995 were approximately 18.4% and 17.3%, respectively. Interest expense of approximately $18,400 and $17,100 associated with these notes payable was charged to operations for the years ended December 31, 1996, and 1995, respectively.

6.  Income taxes:

    The components of the deferred tax assets as of December 31, 1996, were as follows:

       Current deferred tax assets:
         Receivables, due to
         allowance for doubtful accounts                           $  2,200
        Inventories, due to obsolescence reserve
          and additional costs inventoried for tax purposes          17,300
        Compensated absences                                          4,100
        Warranty reserve                                              1,300
       Total current gross deferred tax assets                       24,900
       Less valuation allowance                                     (24,900)
       Net current deferred tax assets                             $    -




                         DENCOR ENERGY COST CONTROLS, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       YEARS ENDED DECEMBER 31, 1996 AND 1995


6.     Income taxes (continued):

       Noncurrent deferred tax assets:
        Net operating loss carryforwards                      $     170,400
        Other tax credits carryforwards                              21,800

       Total noncurrent gross deferred tax assets                   192,200
       Less valuation allowance                                    (192,200)
       Net noncurrent deferred tax assets                     $        -

     The net decrease during the year in the total valuation allowance was $4,300.

     The difference between taxes computed at the statutory federal tax rate and the effective tax rate is reconciled below:
                                                    Years ended December 31,
                                                       1996          1995

        Income tax (expense) benefit computed at
          statutory federal tax rate                 $   13,600  $   (1,700)
        Deferred tax benefit recognized
          (not recognized)                              (13,600)      1,700
        Income tax (expense) benefit computed at
          the effective tax rate                     $      -    $      -

     At December 31, 1996, the Company had net operating loss and general business credit carryforwards which may be used to reduce future taxable income and taxes payable, respectively, and which expire through 2011 as follows:
                                                    Net         General
                                                  operating     business
                                                    loss         credit
                                                 carryforwards carryforwards

                1997                               $ 53,500       $   300
                1998                                192,500           300
                1999                                 91,200
                2000
                2001
                Thereafter                          514,800        21,200
                                                   $852,000      $ 21,800




                         DENCOR ENERGY COST CONTROLS, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED DECEMBER 31, 1996 AND 1995


7.   Commitments:

     The Company leases its facility and certain equipment under non-cancelable operating leases that expire through 1999. Future rentals on these non-cancelable operating leases are approximately $12,700, $2,300 and $1,600 for the years ended December 31, 1997, 1998 and 1999, respectively. Lease rental expense of approximately $39,300 and $39,500 was charged to operations for the years ended December 31, 1996 and 1995, respectively.

8.   Common stock:

     At December 31, 1996, the Company has reserved 196,000 shares of common stock for issuance under a restricted stock bonus plan. All employees and directors of the Company, with the exception of the President, are eligible to receive stock bonuses under this plan. There have been no shares issued under this plan.

9.   Concentration of credit risk:

     The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     During 1996, two customers accounted for approximately 23%, and 21% of net sales. During 1995, four customers accounted for approximately 12%, 13%, 14% and 22% of net sales. As of December 31, 1996, 60% of the Company's accounts receivable were due from three customers.

     The Company's export and domestic sales consist of the following:

                                             Years ended December 31,
                                               1996             1995

        Net sales, Canada                 $     500         $  88,000
        Net sales, United States            388,200           479,900
        Total net sales                   $ 388,700         $ 567,900




                         DENCOR ENERGY COST CONTROLS, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       YEARS ENDED DECEMBER 31, 1996 AND 1995


10.    Fair value of financial instruments:

       The carrying values of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities, approximate fair values primarily because of the short maturities of these instruments. The fair values of notes due to shareholders are not practicable to estimate, due to the indefinite payment terms of the amounts, and due to the related party nature of the underlying transactions.



ITEM 8.   Changes In And Disagreements With Accountants On Accounting And
            Financial Disclosure

          None

                                      PART III

ITEM 9.   Directors and Executive Officers of the Registrant

          (a)  Identification of Directors

The following information, as of February 28, 1997, is furnished with respect to each Director:

                              Year First
                              Elected as
 Name of Director       Age    Director       Position with Company

Theodore A. Hedman       58      1988       Director, Vice President,
                                            Secretary, Manager of
                                            Engineering

Ronald L. Knauber        58      1996       Director, Treasurer

Maynard L. Moe           62      1974       Chairman of the Board and President

All Directors serve for one-year terms which expire at the annual shareholders meeting in 1997. For the period ended December 31, 1996, all corporate officers were also directors.

            (b)  Identification of Executive Officers

                                                    Position
  Name of Officer          Age             (Date Elected To Position)

Theodore A. Hedman          58        Director, Vice President, Secretary,
                                      Manager of Engineering (March 24, 1988)

Ronald L. Knauber           58        Treasurer (June 13, 1996); Director

Maynard L. Moe              62        Chairman of the Board & President
                                      (January 16, 1974); Director

          All officers serve at the pleasure of the Board.

There are no family relationships among the officers or directors listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers.

Dr. Moe has served as President for the Registrant since 1974.

Mr. Hedman has been Manager of Engineering for Dencor since 1979.

Since 1996 Ronald L. Knauber has been an Application Engineer and Manufacturers
 Representative with Wescom Marketing. From 1993 to 1996 Mr. Knauber was owner of Qualified Communications, Inc., an electronics systems contractor specializing in sound and security systems.


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

                            Summary Compensation Table


                                             Long Term Compensation
                 Annual Compensation            Awards    Payouts

                                     Other
                                     Annual                          All Other
 Name and                            Compen-  Restricted       LTIP   compen-
 Principal     Fiscal  Salary  Bonus sation    Stock  Options Payouts sation
 Position       Year   ($)(1) ($)(2) ($)(3)   Award(s) (#)(5) ($)(6)  ($)(7)

Maynard L. Moe  1996   54,672  -0-    -0-       -0-      -0-    -0-     -0-
Chief Executive
Officer, Presi- 1995   67,000  -0-    -0-       -0-      -0-    -0-     -0-
dent, and a
director (8)    1994   60,300  -0-    -0-       -0-      -0-    -0-     -0-

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

(6) The Company has a Restricted Stock Bonus Plan, the purpose of which is to attract and retain qualified personnel for responsible positions. The Company has remaining 196,000 shares of the Company's authorized but unissued common stock as of December 31, 1996, to be awarded as stock bonuses to employees, not including Dr. Moe. Stock bonuses may be awarded, as an incentive to contribute to the success of the Company, at the discretion of a stock bonus committee, consisting of not less than two directors, from a list of recommendations submitted periodically by the President. The plan may be amended, modified, suspended or withdrawn at any time by the Board of Directors. There were no shares awarded during the periods covered by the Summary Compensation Table.

(7) No other compensation

(8)  Compensation Pursuant to Plans

    Dr. Moe, for the year 1997, will receive an annual salary of $69,700 payable in substantially equal monthly installments. Dr. Moe will also receive additional compensation equal to two percent of the Company's first $100,000 pre-tax net profits, plus four percent of pre-tax profits from $100,000 to $200,000 plus six percent of the pre-tax profits in excess of $200,000.

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

ITEM 11.       Security Ownership of Certain Beneficial Owners and Management

          (a)  Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on February 28, 1997, are listed below:

                                                                  Percent
                  Name & Address of    Amount and Nature of         of
Title of Class    Beneficial Owners    Beneficial Ownership      Class (w)

Common Stock       Maynard L. Moe           703,650 (x)             19.2
No Par Value       2309 South Jackson
                   Denver, CO  80210

                    (w) On February 28, 1997, there were 3,671,304 shares of
                        common stock issued and outstanding.

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



                                                                   Percent
                    Name & Address of      Amount and Nature of       of
Title of Class      Beneficial Owners      Beneficial Ownership    Class (w)

Common Stock        Maynard L. Moe              703,650 (x)           19.2
                    2309 South Jackson
                    Denver, CO  80210

                    Theodore A. Hedman          148,300 (y)            4.0
                    5445 South Camargo Road
                    Littleton, CO  80123

                    Ronald L. Knauber               0                  0.0
                    2743 West Long Drive #D
                    Littleton, CO  80120

                    Executive Officers           851,950               23.2
                    and Directors as a
                    group

                    (w) On February 28, 1997, there were 3,671,304 shares of
                        common stock issued and outstanding.

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

          None.


ITEM 13.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

          (a)  Financial Statements

               1. The following financial statements of Dencor Energy Cost
                  Controls are included in Part II, Item 7:

                                                                       Page
          Independent Auditors' Report. . . . . . . . . . . . . . . . . . 8

          Balance Sheet - December 31, 1996. . . . . . . . . . . . . . .  9

          Statements of Operations - years ended
                  December 31, 1996 and 1995. . . . . . . . . . . . . . .10

          Statements of Shareholders' Equity (Deficit) - years ended
                  December 31, 1996 and 1995. . . . . . . . . . . . . . .11

          Statements of Cash Flows - years ended
                  December 31, 1996 and 1995. . . . . . . . . . . . . . .12

          Notes to Financial Statements . . . . . . . . . . . . . . . . .14

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

               3. Exhibits

                  3. Articles of Incorporation and By-Laws are incorporated by reference to Exhibit No. 1 of Form 10 filed May 5, 1980.

          (b)  Reports On Form 8-K

               There were no reports on Form 8-K for the three months ended December 31, 1996.



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



Date:  March 20, 1997

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:




March 20, 1997                          THEODORE A. HEDMAN
Date                                    Secretary/Director/Vice President



March 20, 1997                          RONALD L. KNAUBER
Date                                    Treasurer/Director



March 20, 1997                           MAYNARD L. MOE
Date                                     Director/Principal Executive Officer