Form 10QSB
period 1997-03-31
DENCOR ENERGY COST CONTROLS INC
filed 1997-05-13
CIK 312066

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                        OR
[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-9255

                         DENCOR ENERGY COST CONTROLS, INC.
         (Exact name of small business issuer as specified in its charter)

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

Yes   X    No

                       APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
 3,671,304 shares issued, at May 1, 1997.

       Transitional Small Business Disclosure Format

Yes        No   X

                          DENCOR ENERGY COST CONTROLS, INC.

                           PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
       (Condensed Balance Sheets)

             ASSETS                                March 31          Dec. 31
                                                     1997              1996
                                                  (unaudited)
CURRENT ASSETS:
Cash                                              $   7,500         $  1,600
Accounts Receivable, net of allowance for
 doubtful accounts of $8,500                         55,400           58,500
Inventories                                         132,200          143,600
Prepaids and Other                                   17,300            8,300

   TOTAL CURRENT ASSETS                             212,400          212,000

Furniture & Equipment                               213,300          213,300
Less Accumulated Depreciation                      (212,300)        (211,300)
                                                      1,000            2,000

Other Receivables, net of allowance for
 doubtful receivables of $2,300                       3,300            3,400

                                                   $216,700         $217,400

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payable - Shareholders                      $ 93,400         $ 93,400
 Accounts Payable                                    42,400           33,300
 Accrued Compensation and Benefits                   25,300           30,600
 Accrued Interest - Shareholders                     56,500           53,600
 Deposits                                             4,200            9,900
 Warranty Reserve                                     6,300            6,300
 Other                                                1,400            1,600

   TOTAL CURRENT LIABILITIES                        229,500          228,700

STOCKHOLDERS' EQUITY