Form 10QSB/A
period 1997-03-31
DENCOR ENERGY COST CONTROLS INC
filed 1997-08-13
CIK 312066

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

Yes        No   X

                          DENCOR ENERGY COST CONTROLS, INC.

                           PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
       (Condensed Balance Sheets)

             ASSETS                                March 31          Dec. 31
                                                     1997              1996
                                                  (unaudited)
CURRENT ASSETS:
Cash                                              $   7,500         $  1,600
Accounts Receivable, net of allowance for
 doubtful accounts of $8,500                         55,400           58,500
Inventories                                         132,200          143,600
Prepaids and Other                                   17,300            8,300

   TOTAL CURRENT ASSETS                             212,400          212,000

Furniture & Equipment                               213,300          213,300
Less Accumulated Depreciation                      (212,300)        (211,300)
                                                      1,000            2,000

Other Receivables, net of allowance for
 doubtful receivables of $2,300                       3,300            3,400

                                                   $216,700         $217,400

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payable - Shareholders                      $ 93,400         $ 93,400
 Accounts Payable                                    42,400           33,300
 Accrued Compensation and Benefits                   25,300           30,600
 Accrued Interest - Shareholders                     56,500           53,600
 Deposits                                             4,200            9,900
 Warranty Reserve                                     6,300            6,300
 Other                                                1,400            1,600

   TOTAL CURRENT LIABILITIES                        229,500          228,700

STOCKHOLDERS' EQUITY
 Common Stock, no par value, authorized 5,000,000
 shares; issued & outstanding, 3,671,304 shares   1,147,600        1,147,600
 Deficit                                         (1,160,400)      (1,158,900)
  Stockholders' Equity                              (12,800)         (11,300)
                                                 $  216,700       $  217,400

                  See notes to condensed financial statements

                     DENCOR ENERGY COST CONTROLS, INC.

                         STATEMENTS OF OPERATIONS
                                (unaudited)


                                                          Three Months
                                                         Ended March 31
                                                     1997              1996

REVENUES:
 Net Sales                                          $ 113,100      $ 103,700
 Interest and Other                                     1,800          1,900
     TOTAL REVENUES                                   114,900        105,600


COSTS AND EXPENSES;
 Cost of Products Sold                                 54,600         58,800
 Selling                                                6,100          4,400
 General and Administrative                            33,100         30,800
 Research and Development                              17,900         18,900
 Interest                                               4,700          4,400
                                                      116,400        117,300

NET LOSS                                             $ (1,500)     $ (11,700)


NET LOSS PER
 COMMON SHARE:                                       $      *       $      *


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                   3,671,304      3,671,304


*Less than ($.01) per share.












                     See notes to condensed financial statements

                           DENCOR ENERGY COST CONTROLS, INC.

                                STATEMENT OF CASH FLOWS
                                      (unaudited)

                                                 Three Months Ended March 31
                                                   1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (1,500)      $ (11,700)
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
    Depreciation                                      1,000           1,000
   Changes in operating assets and liabilities:
    Accounts and other receivables                    3,200          14,900
    Inventories                                      11,400           2,600
    Other assets                                     (9,000)         (6,200)
    Accounts payable                                  9,100             600
    Accrued compensation and benefits                (5,300)         (5,000)
    Accrued interest - shareholders                   2,900           4,400
    Deposits                                         (5,700)
    Other liabilities                                  (200)           (300)
      Total adjustments                               7,400          12,000

     Net cash provided by (used in) operating         5,900             300
      activies





CASH, beginning of year                                1,600           3,800


CASH, end of quarter                              $    7,500      $    4,100










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

      In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

      The results of operations for the three-month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

      As of the end of First Quarter, 1997, the Company had no long-term debt.

C.  Common Stock:

      During the First Quarter, 1997, the Company sold no restricted stock.

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

First Quarter sales of $113,100 were approximately 9% greater than the $103,700 for the comparable period in 1996. The increase is primarily a result of a increase in sales to dealers.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales decreased 8.4% for the first quarter of 1997 compared with the same period in the prior year. This increase in gross margin is primarily due to a increase in the percentage of sales to dealers. Dealer sales have a greater margin than utility sales.

Selling expenses as a percentage of net sales for the first quarter of 1997 increased 1.2% compared to the prior year. The increase was primarily due to increased travel expense.

General and Administrative expenses for the first quarter 1997 were essentially the same as for the same period in the prior year.

                           DENCOR ENERGY COST CONTROLS, INC.

Research and Development expenses as a percentage of net sales decreased slightly from the same quarter in the prior year.

EARNINGS

The net loss for the first quarter was $1,500 compared to a net loss of $11,700 for the same period in the prior year. The decrease in net loss was primarily due to the decrease in cost of goods sold as a percentage of sales.

LIQUIDITY

The Independent Auditor's Report on Dencor Energy Cost Controls, Inc. Financial Statements for the year ended December 31, 1996 included a "going concern" explanatory paragraph which means that the Auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1996 Financial Statements.

The Company's current ratio is 0.91 at the Quarter ended March 31, 1997. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of 0.26 is within the limits of reasonable liquidity.

                              PART II - OTHER INFORMATION

Items 1 through 5 would appear to require no answers according to the instructions.

Item 6.  Exhibits And Reports On Form 8-K

   (a)  The following Exhibit is filed as part of this Quarterly Report on Form
        10-Q:   27.  Financial Data Schedule.

   (b) During the quarter ended March 31, 1997, the Registrant did not file any reports on Form 8-K.


                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DENCOR ENERGY COST CONTROLS, INC.
                           Registrant

                           By:   Maynard L. Moe
                                 President and Principal Accounting Officer
                           Date: May 8, 1997