Form 10QSB
period 1997-06-30
DENCOR ENERGY COST CONTROLS INC
filed 1997-08-14
CIK 312066

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes   X    No

                        APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
 3,671,304 shares outstanding at July 31, 1997.

       Transitional Small Business Disclosure Format

Yes        No   X



                         DENCOR ENERGY COST CONTROLS, INC.

                          PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
       (Condensed Balance Sheets)

               ASSETS                              June 30          Dec. 31
                                                    1997              1996
                                                 (unaudited)
CURRENT ASSETS:
Cash                                             $    2,400         $   1,600
Accounts Receivable,net of allowance for doubtful
accounts of $8,500                                  108,600            58,500
Inventories                                         128,300           143,600
Prepaids and Other                                   13,000             8,300

   TOTAL CURRENT ASSETS                             252,300           212,000

Furniture & Equipment                               213,300           213,300
Less Accumulated Depreciation                      (213,300)         (211,300)
                                                        0               2,000

Other Receivables, net of allowance for doubtful
 receivables of $2,300                                3,300             3,400

                                                   $255,600          $217,400

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payable - Shareholders                      $ 116,400         $ 93,400
 Accounts Payable                                     45,300           33,300
 Accrued Compensation and Benefits                    24,400           30,600
 Accrued Interest - Shareholders                      61,500           53,600
 Deposits                                                0              9,900
 Warranty Reserve                                      6,300            6,300
 Other                                                 1,200            1,600

   TOTAL CURRENT LIABILITIES                         255,100          228,700

STOCKHOLDERS' EQUITY
 Common Stock, no par value, authorized 5,000,000
 shares; issued & outstanding, 3,671,304 shares    1,147,600        1,147,600
 Deficit                                          (1,146,600)      (1,158,900)
  Stockholders' Equity                                   500          (11,300)
                                                  $  256,100       $  217,400

                    See notes to condensed financial statements
                         DENCOR ENERGY COST CONTROLS, INC.

                              STATEMENTS OF OPERATIONS
                                     (unaudited)

                                    Three Months            Six Months
                                    Ended June 30           Ended June 30
                                 1997           1996     1997         1996

REVENUES:
 Net Sales                    $  154,600   $  96,200    $ 267,700   $ 199,900
 Interest and Other                1,700       2,000        3,500       3,900
     TOTAL REVENUES              156,300      98,200      271,200     203,800

COSTS AND EXPENSES;
 Cost of Products Sold            75,300      52,300      129,900     111,100
 Selling                           4,700       4,800       10,800       9,200
 General and Administrative       36,600      25,200       69,700      56,000
 Research and Development         21,400      15,900       39,300      34,800
 Provision for doubtful accounts
  receivable
 Interest                          5,000       4,800        9,700       9,200
                                 143,000     103,000      259,400     220,300

NET EARNINGS (LOSS)            $  13,300    $ (4,800)   $  11,800    $(16,500)

NET EARNINGS (LOSS) PER
 COMMON SHARE:

 Net Earnings (loss)           $   .0036    $ (.0014)    $   .0032   $ (.0045)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING             3,671,304    3,671,304    3,671,304   3,671,304















                    See notes to condensed financial statements

                         DENCOR ENERGY COST CONTROLS, INC.

                              STATEMENT OF CASH FLOWS
                                     (unaudited)

                                                    Six Months Ended June 30
                                                       1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                $ 11,800      $(16,500)
  Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
    Depreciation                                        2,000         2,000
 Changes in operating assets and liabilities:
    Accounts and other receivables                    (50,000)        9,100
    Inventories                                        15,300         5,200
    Other assets                                       (4,700)       (8,600)
    Notes payable                                      23,000             0
    Accounts payable                                   12,000         5,200
    Accrued compensation and benefits                  (6,200)       (2,200)
    Accrued interest - shareholders                     7,900         9,000
    Deposits                                           (9,900)            0
    Other liabilities                                    (400)       (3,000)
     Total adjustments                                 11,000        16,700

 Net cash provided by operating activities                800           200




CASH beginning of year                                   1,600         3,800


CASH end of quarter                                   $  2,400       $ 4,000













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

    In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of June 30, 1997, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996.

    The results of operations for the six-month period ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

    As of the end of Second Quarter, 1997, the Company had no long-term debt.

C.  Common Stock:

    During the Second Quarter, 1997, the Company sold no restricted stock.

D.  Letter of Intent:

    In May 1997, the Company entered into a letter of intent to merge with Proven Alternatives, Inc. (PAI). PAI is an integrated energy and process management firm. It provides process knowledge, energy management capabilities, energy efficiency technologies and capital capabilities to solve business problems relating to energy usage. Under the letter of intent, PAI will become a wholly-owned subsidiary of the Company. Subject to certain provisions, each issued and outstanding share of PAI common stock will be converted into 1.5 shares of the Company's common stock.
    The shares of the Company's common stock issued to stockholders of PAI will comprise approximately 92% of the total number of shares of the Company's common stock issued and outstanding after the merger (approximately 93% on a fully diluted basis assuming the exercise of all outstanding PAI stock options). The merger is subject to shareholder approval of both companies and certain other conditions. Although there is no assurance that the merger will occur, the Company believes that the transaction will be completed during the third or fourth quarter of 1997.






Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

Second Quarter sales of $154,600 were approximately 61% greater than the $96,200 for the comparable period in 1996. The increase is primarily a result of a increase in sales of a new product to utilities.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales decreased 5.6% for the second quarter of 1997 compared with the same period in the prior year. This increase in gross margin is primarily due to a increase in the sales of new products with higher margins.

Selling expenses for the second quarter of 1997 were essentially the same as for the same period in the prior year.

General and Administrative expenses as a percentage of net sales for the second quarter of 1997 decreased 2.5% compared to the same period in the prior year.

Research and Development expenses as a percentage of net sales decreased 2.8% from the same quarter in the prior year.

EARNINGS

The net earnings for the second quarter were $11,800 compared to a net loss of $16,500 for the same period in the prior year. The earnings were due to the decrease in cost of goods sold as a percentage of sales as well as increased sales.

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

The Company's current ratio is .99 at the Quarter ended June 30, 1997. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of .44 is within the limits of reasonable liquidity.









                         DENCOR ENERGY COST CONTROLS, INC.

                            PART II - OTHER INFORMATION

             Items 1 through 4 would appear to require no answers according to the instructions.

Item 5.  Other Information
    (a) On June 3, 1997, The Registrant announced that it had entered into a letter of intent to merge with Proven Alternatives, Inc. The Registrant and Proven Alternatives, Inc. believe that the merger will be completed in the third or fourth quarter of 1997, although there is no assurance this will occur. See registrant's Form 8-K dated June 3, 1997.

Item 6.  Exhibits And Reports On Form 8-K
    (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
         27.  Financial Data Schedule.
    (b) During the quarter ended June 30, 1997, the Registrant filed one report on Form 8-K: Exhibit 99.1 Press release dated June 3, 1997.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DENCOR ENERGY COST CONTROLS, INC.
                                Registrant

                                By:    Maynard L. Moe
                                       President
                                Date:  August 13, 1997