Form 10QSB
period 1997-09-30
DENCOR ENERGY COST CONTROLS INC
filed 1997-11-17
CIK 312066

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Yes   X    No

                       APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
  3,671,304 shares outstanding at Sept. 30, 1997.

     Transitional Small Business Disclosure Format

Yes        No   X

                       DENCOR ENERGY COST CONTROLS, INC.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
         (Condensed Balance Sheets)

              ASSETS                     September 30     December 31
                                                1997            1996
                                          (unaudited)
CURRENT ASSETS:
Cash                                       $    5,600      $   1,600
Accounts Receivable,net of allowance for
 doubtful accounts of $9,200                   55,300         58,500
Inventories                                   132,100        143,600
Other                                          24,500          8,300

   TOTAL CURRENT ASSETS                       217,500        212,000

Furniture & Equipment                         213,300        213,300
Less Accumulated Depreciation                (213,300)      (211,300)
                                                -0-             2,000
Other Receivables, net of allowance for
 doubtful receivables of $2,300                 3,300          3,400

                                             $220,800       $217,400

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Notes Payable - Shareholders                $ 99,400      $ 93,400
 Accounts Payable                              43,800        33,300
 Accrued Compensation and Benefits             33,000        30,600
 Accrued Interest - Shareholders               66,400        53,600
 Deposits                                                     9,900
 Warranty Reserve                               6,300         6,300
 Other                                          1,600         1,600

   TOTAL CURRENT LIABILITIES                  250,500       228,700

STOCKHOLDERS' DEFICIT
 Common Stock, no par value, authorized
 5,000,000 shares; issued & outstanding,
 3,671,304 shares                           1,147,600     1,147,600

 Accumulated Deficit                        (1,177,300)   (1,158,900)
  Stockholders' Deficit                        (29,700)      (11,300)
                                            $  220,800    $  217,400


                 See notes to condensed financial statements




                       DENCOR ENERGY COST CONTROLS, INC.

                           STATEMENTS OF OPERATIONS
                                 (unaudited)

                                 Three Months           Nine Months
                              Ended September 30     Ended September 30
                              1997          1996     1997          1996

REVENUES:
 Net Sales                 $  92,300   $ 100,000    $ 360,000  $ 299,900
 Interest and Other            1,700       2,300        5,200      6,200
     TOTAL REVENUES           94,000     102,300      365,200    306,100

COSTS AND EXPENSES;
 Cost of Products Sold        43,600      50,000      173,500    161,100
 Selling                       7,900       7,000       18,700     16,200
 General and Administrative   37,200      30,700      106,800     86,700
 Research and Development     30,100      15,800       69,400     50,600
 Interest                      5,500       4,700       15,200     13,900
                             124,300     108,200      383,600    328,500

NET LOSS                   $(30,300)  $  (5,900)    $(18,400) $( 22,400)

NET LOSS PER
 COMMON SHARE:

 Net loss                  $ (.0083)  $  (.0017)    $ (.0051)  $  (.0062)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING         3,671,304   3,671,304     3,671,304  3,671,304





















                  See notes to condensed financial statements

                       DENCOR ENERGY COST CONTROLS, INC.

                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                            Nine Months Ended September 30
                                                   1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                  $ (18,400)      $(22,400)
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation                                    2,000          3,000

 Changes in operating assets and liabilities:
    Accounts and other receivables                  3,300          11,200
    Inventories                                    11,500         19,100
    Other assets                                  (16,200)        (6,700)
    Notes Payable                                   6,000
    Accounts payable                               10,500        (11,400)
    Accrued compensation and benefits              (2,400)        (1,700)
    Accrued interest - shareholders                12,800         13,600
    Deposits                                       (9,900)
    Other liabilities                                              2,700
     Total adjustments                             22,400         24,400

 Net cash provided by operating                     4,000          2,000
 activities

CASH, beginning of year                             1,600           3,800


CASH, end of quarter                                5,600          5,800

Supplemental disclosure of cash
flow information:

Cash paid during the nine month
period for interest                             $      -0-      $     400






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

     In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996.

     The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual reporton Form 10-KSB.

B.  Long-Term Debt:

      As of the end of Third Quarter, 1997, the Company had no long-term debt.

C.  Common Stock:

      During the Third Quarter, 1997, the Company sold no stock.

D. Letter of Intent:

In May 1997, the Company entered into a letter of intent to merge with Proven Alternatives, Inc. (PAI). PAI is an integrated energy and process management firm. It provides process knowledge, energy management capabilities, energy efficiency technologies and capital capabilities to solve business problems relating to energy usage. Under the letter of intent, PAI will become a wholly-owned subsidiary of the Company. Subject to certain provisions, following the merger the current stockholders of PAI will hold approximately 92% of the total number of shares of the Company's common stock issued and outstanding after the merger (approximately 93% on a fully diluted basis assuming the exercise of all outstanding
                        DENCOR ENERGY COST CONTROLS, INC.

PAI stock options). The merger is subject to shareholder approval of both companies of matters related to the merger and certain other conditions.
The Company has filed a joint proxy statement/prospectus with the Securities and Exchange Commission concerning certain matters related to the merger and has received comments from the SEC concerning this filling. The Company is awaiting reimbursement of expenses from PAI as set forth in the letter of intent and other information from PAI in order to respond to the SEC comments.
Pursuant to the letter of intent, the proposed merger will be terminated if not completed on or before December 31, 1997, unless extended by both the Company and PAI. There is no assurance the merger will occur.




Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Third Quarter sales of $92,300 were approximately 7% less than sales for the comparable period in 1996. The decrease in third quarter sales compared to the prior year was a decrease in dealer sales. Year to date sales of $360,000 were approximately 20% greater than sales for the comparable period in 1996. The increase sales for the year to date period was the result of an increase in sales of utility products.

COST AND EXPENSE
Cost of Products Sold as a percentage of net sales decreased to 47.2% for the third quarter of 1997 compared with 50.0% for the same period in the prior year. Cost of Products Sold as a percentage of net sales decreased to 48.2% for year to date 1997 compared to 53.7% for the comparable period in 1996. The decrease for both periods was due to the sales of utility products with a higher software content resulting in a lower cost per unit of sales than other products.

Selling expenses as a percentage of sales increased to 8.6% for the third quarter compared to 7.0% for the same period in the prior year. Selling expenses as a percentage of sales decreased to 5.1% for year to date compared to 5.4% for the comparable period in 1996. The increase for the third quarter was caused by a decrease in sales while the decrease for the year to date expense was due to increased sales.




DENCOR ENERGY COST CONTROLS, INC.

General and Administrative expenses increased from the same quarter in the prior year and year to date due to an increase in personnel.

Research and Development expenses increased compared to the same quarter in the prior year and year to date due to increased software development activity related to new products. The Company anticipates that these new products will be available for sale during the fourth quarter 1997.

EARNINGS

The loss for the third quarter was $30,300 compared to loss of $5,900 for the same period in the prior year. The loss for the year to date was $18,400 compared to a loss of $22,400 for the comparable period in 1996. The increase in sales reduced the year to date loss compared to the prior year. The increased loss for the third quarter was due to increased software development and administrative activity as well as lower sales.

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

The Company's current ratio is .87 at the Quarter ended September 30, 1997. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of .24 is within the limits of reasonable liquidity.



                                    PART II
                               OTHER INFORMATION

Items 1 through 5 would appear to require no answers according to the instructions.

Item 6.  Exhibits And Reports On Form 8-K

    (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
           27.  Financial Data Schedule.

    (b) During the quarter ended September 30, 1997, the Registrant did not file any reports on Form 8-K.



DENCOR ENERGY CONTROLS, INC.






                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DENCOR ENERGY COST CONTROLS, INC.
                                Registrant

                                By:   Maynard L. Moe
                                President
                                Date: November 12, 1997