Form 10QSB/A
period 1997-09-30
DENCOR ENERGY COST CONTROLS INC
filed 1997-11-25
CIK 312066

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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





















                  See notes to condensed financial statements

                       DENCOR ENERGY COST CONTROLS, INC.

                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                            Nine Months Ended September 30
                                                   1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                  $ (18,400)      $(22,400)
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation                                    2,000          3,000

 Changes in operating assets and liabilities:
    Accounts and other receivables                  3,300          11,200
    Inventories                                    11,500         19,100
    Other assets                                  (16,200)        (6,700)
    Notes Payable                                   6,000
    Accounts payable                               10,500        (11,400)
    Accrued compensation and benefits               2,400         (1,700)
    Accrued interest - shareholders                12,800         13,600
    Deposits                                       (9,900)
    Other liabilities                                             (2,700)
     Total adjustments                             22,400         24,400

 Net cash provided by operating                     4,000          2,000
 activities

CASH, beginning of year                             1,600           3,800


CASH, end of quarter                                5,600          5,800

Supplemental disclosure of cash
flow information:

Cash paid during the nine month
period for interest                             $      -0-      $     400






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

                                DENCOR ENERGY COST CONTROLS, INC.
                                Registrant

                                By:   Maynard L. Moe
                                President
                                Date: November 20, 1997