Form 10KSB
period 1997-12-31
DENCOR ENERGY COST CONTROLS INC
filed 1998-03-31
CIK 312066

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB
 1(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

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

State issuer's revenues for its most recent fiscal year. $444,500

As of February 28, 1998 there were 3,671,304 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($0.03) and the asked price ($0.06) reported by brokers) held by non-affiliates was approximately $125,100.

Transitional Small Business Disclosure Format (check one):  Yes     ;  No  X

PART I

ITEM 1.  Business

(a) General Development of Business. Dencor Energy Cost Controls, Inc. (the "Company") was incorporated on January 16, 1974, under the laws of the State of Colorado for the purpose of developing, manufacturing, and marketing electronic devices. Currently the Company's primary activity is the manufacture and sale of electrical demand controllers which manage electricity consumed in residences and commercial establishments and energy control devices used by utilities to modify residential energy use patterns. The Company has its headquarters, production facilities, and research and development laboratories in Denver, Colorado. In 1997, the Company entered into discussions concerning a possible merger with Proven Alternative, Inc., a San Francisco based integrated energy and process management firm. The merger was not completed and discussions have been discontinued.

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

The sale of residential demand control systems contributed 55% of total Company sales during 1997.

        (ii) Energy Management Systems - Commercial

The Company has developed demand controllers for commercial buildings. One model of the commercial systems includes a graphics system to interface commercial demand controllers to IBM compatible computers. These controllers are designed to permit demand monitoring and controller parameter changes from a remote location by use of telephone lines and a modem. This graphics system can display minute-by-minute demand data as well as 15-minute, daily summaries. All data is also stored in an Access database on computer disk for later inspection. The sale of commercial demand control systems contributed 24% of total Company sales during 1997.

        (iii) Special Utility Products

The Company has developed a series of products used to control water heaters, space heaters, and air conditioners for specific utility applications. Sales of these products accounted for 21% of total Company sales in 1997. The Company anticipates a gradual growth in this portion of the business.

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

    (3) Status of any Publicly Announced New Products or Services

During 1997 the Company developed new software for use with its series of commercial energy administration systems. This new software gathers data from a number of remote locations and aggregates the demand data. It also calculates diversified demand as a function of time and temperature. It also calculates coincidence factor. This new product is in production.

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

    (5) Sources and Availability of Raw Materials

The Company has approximately 16 suppliers for its components. Its semi-conductor components are made by a variety of primary semi-conductor manufacturers. The Company also has components made to order from several local and national vendors. It is believed that adequate sources are available and the Company has had no significant difficulty in obtaining components. The Company believes other alternate sources are available if required. The principal suppliers are: Circle AW, Deltrol, and Star Circuits. Its suppliers' productive capacities are believed to be sufficient to meet any rapid delivery requirements of customers or to any continuous allotment of goods.

          (6) Major Customers

During 1997, three major customers accounted for 44% of the Company's net sales. These customers are not affiliated with the Company. One of these customers accounting for 15% of the Company's net sales ceased operation in September 1997. The loss of any other of these customers may adversely affect the Company's business.

As of February 28, 1998, the Company had a backlog of orders totaling $28,488 consisting of equipment orders from distributors and utilities. The Company anticipates filling these orders during the current year. The backlog of orders as of February 28, 1997 was $12,678.

    (7) Patents

Most of the Company's demand control systems are not protected by any patents. While management believes that patent protection may be desirable in some instances, it does not consider such protection essential to the ultimate success of the Company. A patent was issued April 4, 1989 for a Variable-Limit Demand Controller for Metering Electrical Energy. In 1991 the Company entered into a non-exclusive licensing agreement with an unrelated third party for use of the Company's patent. A patent was issued October 7, 1997 for an Adaptive Load Cycler for Controlled Reduction of Energy Use.

    (8) Government Approval

There is no requirement for government approval of principal products or services. The Company has no government contracts.

    (9) Government Regulations

There is no known material effect from known or probable government regulations.

    (10) Research and Development

In the fiscal years ended December 31, 1997 and 1996 the Company expended $92,900 and $69,700, respectively, on Company sponsored research and development activities. The Company plans to continue research and development activities during 1998.

    (11) Environmental Protection

The Company's compliance with federal, state, and local laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment does not have a material impact on the Company's capital expenditures.

    (12) Employees

On February 28, 1998, the Company had 5 full-time employees. Two were engaged in administration, two in production, and one in engineering research and development.

ITEM 2.  Properties

The Company leases 5,100 sq. ft. of office, research and development, sales, and manufacturing space at 1450 West Evans, Denver, Colorado for $2,682/month. Management considers these facilities to be adequate for its requirements for the immediate future. This lease expires in April 1998.

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

                           Bid                                   Bid
Quarter Ended        Low        High      Quarter Ended    Low        High

    03/31/97         $.01       $.06          03/31/96     $.01       $.06
    06/30/97          .01        .06          06/30/96      .01        .06
    09/30/97          .01        .06          09/30/96      .01        .06
    12/31/97          .01        .06          12/31/96      .01        .06

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of February 28, 1998 was 340.

(c) The Registrant has paid no dividends from inception to date and does not currently intend to do so.

ITEM 6.Management's Discussion and Analysis

(a) Selected Financial Data
                                             Year Ended December 31
                               1997      1996       1995      1994     1993

Net Sales                    $437,700  $388,700  $567,900  $547,300  $549,700

Net Earnings (Loss)           (74,200)  (74,400)   11,300   (42,800) (126,800)
Net Earnings (Loss) Per
Common Share                     (.02)     (.02)        *       (.01)   (.03)

Weighted Average
Common Shares
Outstanding                 3,671,304 3,671,304 3,671,304 3,671,304 3,671,304
* Less than $.01 per share

AT YEAR END

Total Assets                 $201,700  $217,400  $275,800  $248,700  $261,900
Working Capital (Deficiency) (102,600)  (16,700)   50,600    32,900    78,100
Shareholders' Equity (Deficit)(85,500)  (11,300)   63,100    51,800    94,600

No dividends have been declared or paid for any of the periods presented.

(b) Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements for the year ended December 31, 1997, included a "going concern" explanatory paragraph, which means that the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1997 financial statements.

The Company considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include the Current Ratio which is the ratio of current assets to current liabilities and the Sales to Working Capital Ratio. Working capital is current assets less current liabilities.

                                     1997      1996      1995
Current Ratio                         .64       .93      1.24
Sales to Working Capital               --        --     11.22
Sales to Total Assets                2.17      1.79      2.06

The major factors affecting these ratios were the net income in 1995 and the net losses for 1997 and 1996. The Company has made extensive use of short-term debt as summarized in the following table:

                                       Maximum       Average      Weighted
                           Weighted     amount        amount       average
               Balance at   average   outstanding  outstanding    interest
                 end of    interest    during the   during the  rate during
Notes Payable    period      rate        period       period       period
Shareholders    $118,500    18.4%      $118,500      $101,700      18.1%

The weighted average interest rate during the period was based on the outstanding balance and interest rate at each month-end for each note. The Company anticipates continuing short term borrowing in 1998. The Company currently has no line of credit. If working capital beyond that provided by cash flow is needed, additional debt financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stock holder loans, or sales of stock through private placements although no assurances can be given that financing will be available. The Company at present has no long-term debt.

Recent SFAS pronouncements: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 during 1997. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities other than contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no potential common stock instruments which would result in diluted EPS in 1997 and 1996. The adoption of SFAS No. 128 did not impact previously reported EPS.

The Financial Accounting Standard's Board recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No.130 and No. 131 will not materially impact the Company's financial statements.

(c) Results of Operations

The Company's sales in 1997 of $437,700 were 13 percent higher than the net sales of $388,700 in 1996. Approximately 22% of the sales increase was due to dealer sales increases. Distributor sales also experienced an increase of approximately 7%, while international and utility sales decreased by approximately 28%. The net loss for 1997 was $74,200 compared to net loss of $74,400 in the prior year.

Gross Margins. The gross margin percentages were 47% and 46%, of sales for 1997 and 1996, respectively.

Selling Expenses. Selling expenses as a percentage of sales increased to 6% in 1997 compared to 5.7% in 1996. The primary reason for the increase was an increase in printing expense.

General and Administrative Expense.   General and administrative expenses as a
percentage of sales have decreased to 32.4% in 1997 compared to 37.7% in 1996 primarily due to an 11% increase in net sales. Additionally, the Company received an expense reimbursement of $15,000 from Proven Alternatives, Inc.

Research and Development. Research and development expenses increased 33% in 1997 compared to 1996 due to an increase in software development activity.

Inflation. Inflation has no significant impact on the operations of the Company.

Management's Plans. The Company's 1998 operating plan includes achieving increased sales goals and continuing its cost reduction program. Management believes that actions presently being taken to revise the Company's operating and financial requirements will enable the Company to meet its cash flow needs during 1998.

ITEM 7.  Financial Statements








                     INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Dencor Energy Cost Controls, Inc. (the Company) as of December 31, 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dencor Energy Cost Controls, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   As discussed in Note 2 to the
financial statements, the Company reported a $74,200 net loss for the year ended December 31, 1997, and a shareholders' deficit and a working capital deficiency of $85,500 and $102,600, respectively, as of December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
February 16, 1998

                        DENCOR ENERGY COST CONTROLS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1997

                                     ASSETS

Current assets:
 Cash                                                            $       8,300
 Accounts receivable, net of allowance
  for doubtful accounts of $6,700 (Note 9)                              20,500
 Inventories (Note 4)                                                  149,700
 Prepaids and other                                                      6,100
     Total current assets                                              184,600

Furniture and equipment                                                213,300
Less accumulated depreciation                                          213,300


Long term receivables, net of allowance
 for doubtful receivables of $9,400 (Note 3)                            17,100
                                                                    $  201,700

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Notes payable - shareholders (Note 5)                              $  118,500
 Accounts payable                                                       51,500
 Accrued compensation and benefits                                      36,600
 Accrued interest and other - shareholders (Note 5)                     72,200
 Warranty reserve                                                        6,300
 Other                                                                   2,100
     Total liabilities (all current)                                   287,200

Commitments (Note 7)

Shareholders' deficit (Note 8):
 Common stock, no par value; authorized,
  5,000,000 shares; issued and outstanding,
  3,671,304 shares                                                   1,147,600
 Accumulated deficit                                               (1,233,100)
                                                                      (85,500)
                                                                    $  201,700


                        See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                            STATEMENTS OF OPERATIONS

                      YEARS ENDED DECEMBER 31,1997 AND 1996


                                              1997           1996

Revenues:
  Net sales                            $    437,700     $     388,700
  Interest and other                          6,800             8,300

                                            444,500           397,000

Costs and expenses:
  Cost of products sold                     231,300           208,600
  Selling                                    26,300            22,100
  General and administrative                141,900           146,500
  Research and development                   92,900            69,700
  Provision for doubtful
   receivables                                5,300             5,100
  Interest, substantially to
   related parties (Note 5)                  21,000            19,400

                                            518,700           471,400


Net loss                                $   (74,200)     $    (74,400)

Loss per common share                   $      (.02)     $       (.02)

Weighted average common shares
 outstanding                              3,671,304         3,671,304



                        See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                      YEARS ENDED DECEMBER 31,1997 AND 1996


                               Common Stock
                                                 Accumulated     Shareholders'
                             Shares   Amount       deficit    equity (deficit)


Balances, January 1, 1996   3,671,304  $1,147,600  ($1,084,500)      $63,100


Net loss                                               (74,400)      (74,400)


Balances, December 31, 1996 3,671,304   1,147,600   (1,158,900)      (11,300)


Net loss                                               (74,200)      (74,200)

Balances, December 31, 1997 3,671,304  $1,147,600  $(1,233,100)  $   (85,500)


                        See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                            STATEMENTS OF CASH FLOWS

                      YEARS ENDED DECEMBER 31,1997 AND 1996

                                                          1997          1996

Cash flows from operating activities:
 Net loss                                              $  (74,200)  $ (74,400)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
    Depreciation                                            2,000       3,900
    Provision for doubtful receivables                      5,300       5,100
    Changes in operating assets and
    liabilities:
      Accounts receivable                                  39,800      16,600
      Inventories                                          (6,100)     30,600
      Prepaids and other                                    2,200
      Long term receivables                               (20,800)
      Accounts payable                                     18,200     (17,600)
      Accrued compensation and benefits                     6,000       7,900
      Accrued interest and other - shareholders            18,600      18,100
      Deposits                                             (9,900)      9,900
      Other liabilities                                       500      (2,300)
 Total adjustments                                         55,800      72,200

Net cash used in
  operating activities                                    (18,400)     (2,200)


Cash flows from financing activities:
 Proceeds from notes payable - shareholders                25,100
 Proceeds from notes payable - others                      23,000
 Principle payments on notes payable - others             (23,000)

Net cash provided by financing activities                  25,100

Net increase (decrease) in cash                             6,700      (2,200)

Cash, beginning                                             1,600       3,800

Cash, ending                                          $     8,300    $  1,600

Supplemental disclosure of cash flow
 information:

    Cash paid during the year for interest            $       500    $    200


                        See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31,1997 AND 1996


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

    Earnings (loss) per share:

    The Company adopted Statement of Financial Accounting Standards (SFAS) No.
     128 during 1997. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities other than contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no potential common stock instruments which would result in diluted EPS in 1997 and 1996. The adoption of SFAS No. 128 did not impact previously reported EPS.

                        DENCOR ENERGY COST CONTROLS, INC.

                      YEARS ENDED DECEMBER 31,1997 AND 1996


1.  Organization and significant accounting policies (continued):

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

    Recently issued accounting standards:

    The Financial Accounting Standard's Board recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No.130 and No. 131 will not materially impact the Company's financial statements.

                  DENCOR ENERGY COST CONTROLS, INC.

                      YEARS ENDED DECEMBER 31,1997 AND 1996


2. Going concern, results of operations, and management's plans:

   The Company's financial statements for the year ended December 31, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 1997, the Company reported a $74,200 net loss and a shareholders' deficit and a working capital deficiency of $85,500 and $102,600, respectively, at December 31, 1997. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   The Company's 1998 operating plan includes achieving increased sales goals and maintaining its cost reduction program, which primarily includes a reduction in labor costs. Management believes that actions presently being taken under its 1998 operating plan will enable the Company to meet its cash needs in 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Long-term receivables:

   Long-term receivables consist of a $6,100 note and other receivables due on demand from a customer. The note bears interest at 18% and is unsecured.

4.  Inventories:

    Inventories at December 31, 1997 consist of:

     Finished products                                      $   8,400
     Work in progress - sub-assemblies                         34,900
     Raw materials - component parts                          106,400
                                                            $ 149,700

    The elements of cost in inventories include materials, labor and overhead.

5.  Notes payable - shareholders:

    The notes payable to shareholders are unsecured, due on demand, and bear interest at 12% to 18.25% per year. The weighted average interest rates during the years ended December 31, 1997 and 1996 were approximately 18.1% and 18.4%, respectively. Interest expense of approximately $20,500 and $18,400 associated with these notes payable was charged to operations for the years ended December 31, 1997, and 1996, respectively.

                        DENCOR ENERGY COST CONTROLS, INC.

                      YEARS ENDED DECEMBER 31,1997 AND 1996


6.  Income taxes:

    The components of the deferred tax assets as of December 31, 1997, were as follows:

      Current deferred tax assets:
       Receivables, due to
        allowance for doubtful accounts                            $    3,200
       Inventories, due to obsolescence reserve
        and additional costs inventoried for tax purposes              21,100
       Compensated absences                                             4,700
       Warranty reserve                                                 1,300
     Total current gross deferred tax assets                           30,300
     Less valuation allowance                                         (30,300)
      Net current deferred tax assets                                $      -

     Noncurrent deferred tax assets:
      Net operating loss carryforwards                             $  174,900
      Other tax credits carryforwards                                  33,000

     Total noncurrent gross deferred tax assets                       207,900
     Less valuation allowance                                        (207,900)
     Net noncurrent deferred tax assets                            $       -

    The net increase during the year in the total valuation allowance was $21,100.

    The difference between taxes computed at the statutory federal tax rate and the effective tax rate is reconciled below:
                                                      Years ended December 31,
                                                        1997           1996
        Income tax benefit computed at
         statutory federal tax rate                  $  13,600       $ 13,600
        Deferred tax benefit not recognized            (13,600)       (13,600)
        Income tax benefit computed at the
         effective tax rate                          $      -        $      -

                        DENCOR ENERGY COST CONTROLS, INC.

                      YEARS ENDED DECEMBER 31,1997 AND 1996


6.  Income taxes (continued)

    At December 31, 1997, the Company had net operating loss and general business credit carryforwards which may be used to reduce future taxable income and taxes payable, respectively, and which expire through 2012 as follows:
                                                    Net           General
                                                 operating       business
                                                   loss           credit
                                               carryforwards   carryforwards
             1998                                 $192,500        $   300
             1999                                   91,200
             2000
             2001
             Thereafter                            553,800         32,700
                                                  $837,500       $ 33,000

7.  Commitments:

    The Company leases its facility and certain equipment under non-cancelable operating leases that expire in 1998 and 1999, respectively. Future rentals on the non-cancelable operating leases for equipment are approximately $2,300, and $1,600. Lease rental expense of approximately $40,900 and $39,300 were charged to operations for the years ended December 31, 1997 and 1996, respectively.

8.  Common stock:

    At December 31, 1997, the Company has reserved 196,000 shares of common stock for issuance under a restricted stock bonus plan. All employees and directors of the Company, with the exception of the President, are eligible to receive stock bonuses under this plan. There have been no shares issued under this plan.

9.  Concentration of credit risk:

    The Company extends credit based on an evaluation of each customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

    During 1997, three customers accounted for approximately 17%, 15% and 12% of net sales. The customer that accounted for 15% of net sales ceased operations in September 1997. During 1996, two customers accounted for approximately 23% and 21% of net sales. As of December 31, 1997, all of the Company's long-term receivables were due from a single customer.

                        DENCOR ENERGY COST CONTROLS, INC.

                      YEARS ENDED DECEMBER 31,1997 AND 1996


10.  Fair value of financial instruments:

    The carrying values of the Company's financial instruments, including cash, accounts receivables, accounts payable and accrued liabilities, approximate fair values primarily because of the short maturities of these instruments. The fair values of net long-term receivables approximate their carrying values as a result of the valuation allowance applied to these receivables. The fair values of notes due to shareholders are not practicable to estimate, due to the indefinite payment terms of the amounts, and due to the related party nature of the underlying transactions.

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None
                                   PART III

ITEM 9.  Directors and Executive Officers of the Registrant

         (a)  Identification of Directors

The following information, as of February 28, 1998, is furnished with respect to each Director:
                                Year First
                                Elected as
 Name of Director        Age     Director          Position with Company

Theodore A. Hedman        59       1988   Director, Vice President, Secretary,
                                          Manager of Engineering

Edmund Barbour            74       1997     Director, Treasurer

Maynard L. Moe            63       1974     Chairman of Board and President

All Directors serve for one-year terms which expire at the annual shareholders meeting in 1998. For the period ended December 31, 1997, all corporate officers were also directors.

         (b)  Identification of Executive Officers
                                                      Position
  Name of Officer        Age                (Date Elected To Position)

Theodore A. Hedman        59       Director, Vice President, Secretary,
                                   Manager of Engineering (March 24, 1988)

Edmund Barbour            74       Treasurer (July 15, 1997); Director

Maynard L. Moe            63       Chairman of the Board & President
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

Since 1987 Edmund Barbour has been an economics consultant.

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

                       Summary Compensation Table

                        Annual Compensation     Long Term Compensation
                                                                           All
                                     Other     Restricted                Other
Name and                             Annual      Stock            LTIP Compen-
Principal    Fiscal Salary  Bonus Compensation   Awards Options Payouts sation
Position      Year   ($)     ($)      ($)                   #      ($)     (4)
                     (1)     (2)      (3)          (4)     (5)     (6)     (7)

Maynard Moe   1997  $68,600  -0-      -0-          -0-     -0-     -0-     -0-
Chief Execu-
tive Officer, 1996   54,672  -0-      -0-          -0-     -0-     -0-     -0-
President and
a Director    1995   67,000  -0-      -0-          -0-     -0-     -0-     -0-

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

(6) The Company has a Restricted Stock Bonus Plan, the purpose of which is to attract and retain qualified personnel for responsible positions. The Company has remaining 196,000 shares of the Company's authorized but unissued common stock as of December 31, 1997, to be awarded as stock bonuses to employees, not including Dr. Moe. Stock bonuses may be awarded, as an incentive to contribute to the success of the Company, at the discretion of a stock bonus committee, consisting of not less than two directors, from a list of recommendations submitted periodically by the President. The plan may be amended, modified, suspended or withdrawn at any time by the Board of Directors. There were no shares awarded during the periods covered by the Summary Compensation Table.

(7) No other compensation

(8) Compensation Pursuant to Plans

     Dr. Moe, for the year 1998, will receive an annual salary of $69,700 payable in substantially equal monthly installments. Dr. Moe will also receive additional compensation equal to two percent of the Company's first $100,000 pre-tax net profits, plus four percent of pre-tax profits from $100,000 to $200,000 plus six percent of the pre-tax profits in excess of $200,000.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on February 28, 1998, are listed below:

                                                                 Percent
                   Name & Address of     Amount and Nature of       of
Title of Class     Beneficial Owners     Beneficial Ownership    Class (w)

Common Stock        Maynard L. Moe           703,650 (x)            19.2
No Par Value        2309 South Jackson
                    Denver, CO  80210

         (w) On February 28, 1998, there were 3,671,304 shares of common stock issued and outstanding.

         (x) Includes 159,650 shares owned of record by Carol M. Moe, wife of Maynard L. Moe.

     (b) Security Ownership of Management

The following table sets forth the number of shares owned beneficially on February 28, 1998, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.


                                                                     Percent
                 Name & Address of     Amount and Nature of             of
Title of Class   Beneficial Owners     Beneficial Ownership         Class (w)

Common Stock      Maynard L. Moe              703,650 (x)              19.2
                  2309 South Jackson
                  Denver, CO  80210

                  Theodore A. Hedman          148,300 (y)               4.0
                  5445 South Camargo Road
                  Littleton, CO  80123

                  Edmund Barbour               40,000                   1.1
                  2765 S. Golden Way
                  Denver, CO  80227

                  Executive Officers          891,950                  29.2
                  and Directors as a
                  group

             (w) On February 28, 1998, there were 3,671,304 shares of common stock issued and outstanding.

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

         None.

ITEM 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) Financial Statements

         1. The following financial statements of Dencor Energy Cost Controls are included in Part II, Item 7:

                                                                          Page

     Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . 9

     Balance Sheet - December 31, 1997 . . . . . . . . . . . . . . . . . . .10

     Statements of Operations - years ended
           December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . .11

     Statements of Shareholders' Equity (Deficit) - years ended
           December 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . .12

     Statements of Cash Flows - years ended
           December 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . .13

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .15

         2.  Financial Statement Schedules

             All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

         3.  Exhibits

             3. Articles of Incorporation and By-Laws are incorporated by reference to Exhibit No. 1 of Form 10 filed May 5, 1980.

     (b) Reports On Form 8-K

         There were no reports on Form 8-K for the three months ended December 31, 1997.

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



Date:  March 27, 1998

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:




March 27, 1998                        THEODORE A. HEDMAN
Date                                  Secretary/Director/Vice President



March 27, 1998                        EDMUND BARBOUR
Date                                  Treasurer/Director



March 27, 1998                        MAYNARD L. MOE
Date                                  Director/Principal Executive Officer