Form 10QSB
period 1998-03-31
DENCOR ENERGY COST CONTROLS INC
filed 1998-05-13
CIK 312066

UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

                                          FORM 10-QSB
(Mark One)
[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Yes   X    No

                             APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share: 3,671,304 shares issued, at April 24, 1998.

       Transitional Small Business Disclosure Format

Yes        No   X
                       DENCOR ENERGY COST CONTROLS, INC.

                                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
       (Condensed Balance Sheets)

             ASSETS                               March 31        December 31
                                                   1998               1997
                                                         (unaudited)
CURRENT ASSETS:
Cash                                              $    700          $  8,300
Accounts Receivable, net of allowance for doubtful
 accounts of $6,700                                  70,900            20,500
Inventories                                         135,900           149,700
Other                                                16,800             6,100

   TOTAL CURRENT ASSETS                             224,300           184,600

Furniture & Equipment                               213,300           213,300
Less Accumulated Depreciation                      (213,300)         (213,300)
                                                         -                 -

Long term receivables, net of allowance for doubtful
 receivables of $9,400                               16,800            17,100

                                                   $241,100          $201,700

LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Notes Payable - Shareholders                      $127,500          $118,500
 Accounts Payable                                    55,500            51,500
 Accrued Compensation and Benefits                   55,600            36,600
 Accrued Interest - Shareholders                     78,800            72,200
 Warranty Reserve                                     6,300             6,300
 Other                                                1,700             2,100

   TOTAL CURRENT LIABILITIES                        325,400           287,200

SHAREHOLDERS' DEFICIT
 Common Stock, no par value, authorized 5,000,000
 shares; issued & outstanding, 3,671,304 shares   1,147,600         1,147,600
 Deficit                                         (1,231,900)       (1,233,100)
  Shareholders' Deficit                             (84,300)          (85,500)
                                                 $  241,100        $  201,700

                            See notes to condensed financial statements

                            DENCOR ENERGY COST CONTROLS, INC.

                                STATEMENTS OF OPERATIONS
                                       (unaudited)


                                                              Three Months
                                                             Ended March 31
                                                       1998              1997

REVENUES:
 Net Sales                                          $ 116,900       $ 113,100
 Interest and Other                                     2,800           1,800
     TOTAL REVENUES                                   119,700         114,900


COSTS AND EXPENSES;
 Cost of Products Sold                                 53,800          54,600
 Selling                                                5,500           6,100
 General and Administrative                            34,000          33,100
 Research and Development                              18,700          17,900
 Interest                                               6,500           4,700
                                                      118,500         116,400

NET EARNINGS (LOSS)                                 $   1,200       $ (1,500)


NET (LOSS) PER
 COMMON SHARE:                                      $       *       $       *


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                  3,671,304       3,671,304


* Less than $0.01 per common share











                       See notes to condensed financial statements

                                   DENCOR ENERGY COST CONTROLS, INC.

                                        STATEMENT OF CASH FLOWS
                                              (unaudited)

                                                  Three Months Ended March 31
                                                  1998                 1997


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                           $   1,200         $ (1,500)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation                                                     1,000
  Changes in operating assets and liabilities:
    Accounts and other receivables                (50,100)           3,200
    Inventories                                    13,800           11,400
    Other assets                                  (10,700)          (9,000)
    Accounts payable                                4,000            9,100
    Accrued compensation and benefits              19,000           (5,300)
        Accrued interest - shareholders             6,600            2,900
    Deposit                                             0           (5,700)
    Other liabilities                                (400)            (200)
      Total adjustments                           (17,800)           7,400

     Net cash provided by (used in) operating
     activities                                   (16,600)            5,900

     Cash flows from financing activities:
      Proceeds from notes payable-shareholders      9,000


     Net cash provided by financing activities      9,000



     Net increase (decrease) in cash               (7,600)            5,900

CASH, beginning of year                             8,300            1,600


CASH, end of quarter                           $      700       $    7,500









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

       In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

       The results of operations for the three-month periods ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

       As of the end of First Quarter, 1998, the Company had no long-term debt.

C.  Common Stock:

       During the First Quarter, 1998, the Company sold no restricted stock.


Item 2.                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

First Quarter sales of $116,900 were approximately 3.4% greater than the $113,100 for the comparable Period in 1997. The increase is primarily a result of an increase in sales to utilities.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales decreased 2% for the first quarter of 1998 compared with the same period in the prior year. This increase in gross margin is primarily due to an increase in the percentage of sales of our new Energy Administration System which has a higher margin than other products.

Selling expenses as a percentage of net sales for the first quarter of 1998 decreased to 4.7% compared to 5.4% for the same period in the prior year.

DENCOR ENERGY COST CONTROLS, INC.

General and Administrative expenses for the first quarter 1998 were essentially the same as for the same period in the prior year.

Research and Development expenses as a percentage of net sales were essentially the same as for the period in the prior year.

EARNINGS

The net earnings for the first quarter were $1,200 compared to a net loss of $1,500 for the same period in the prior year. The increase in net earnings was due to the decrease in cost of goods sold as a percentage of sales.

LIQUIDITY

The Independent Auditor's Report on Dencor Energy Cost Controls, Inc. Financial Statements for the year ended December 31, 1997 included a "going concern" explanatory paragraph which means that the Auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1997 Financial Statements.

The Company's current ratio is .69 at the Quarter ended March 31, 1998. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of 0.22 is within the limits of reasonable liquidity.
                                      PART II - OTHER INFORMATION

Items 1 through 5 would appear to require no answers according to the instructions.

Item 6. Exhibits and Reports On Form 8-K

       (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
              27.  Financial Data Schedule.

       (b) During the quarter ended March 31, 1998, the Registrant filed one report on Form 8-K on March 11, 1998.

                                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DENCOR ENERGY COST CONTROLS, INC.
                                  Registrant

                                  By:    Maynard L. Moe
                                  President and Principal Accounting Officer
                                  Date:  April 24, 1998