Form 10QSB
period 1998-06-30
DENCOR ENERGY COST CONTROLS INC
filed 1998-08-14
CIK 312066

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

For the quarterly period ended June 30, 1998

                                                                        OR
[ ]                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-9255

                       DENCOR ENERGY COST CONTROLS, INC.
        Exact name of small business issuer specified in its charter)

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

Yes   X    No

                                        APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
4,801,304 shares outstanding at June 30, 1998.

          Transitional Small Business Disclosure Format

Yes        No   X



                                        DENCOR ENERGY COST CONTROLS, INC.
                                          PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
          (Condensed Balance Sheets)

                    ASSETS             June 30                     Dec. 31
                                       1998                        1997
                                          (unaudited)
CURRENT ASSETS:
Cash                                  $    3,100                   $   8,300
Accounts Receivable,net of allowance
for doubtful accounts of $6,700           15,300                      20,500
Inventories                              158,800                     149,700
Prepaids and Other                        21,000                       6,100

   TOTAL CURRENT ASSETS                  198,200                     184,600

Furniture & Equipment                    213,300                     213,300
Less Accumulated Depreciation           (213,300)                   (213,300)
                                               0                           0

Long term receivables, net of allowance
for doubtful receivables of $9,400        16,500                      17,100

                                        $214,700                    $201,700

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Notes Payable - Shareholders           $ 96,500                   $ 118,500
 Accounts Payable                         50,800                      51,500
 Accrued Compensation and Benefits        60,000                      36,600
 Accrued Interest - Shareholders          84,700                      72,200
 Warranty Reserve                          3,200                       6,300
 Other                                     2,100                       2,100

   TOTAL CURRENT LIABILITIES             297,300                     287,200

STOCKHOLDERS' DEFICIT
 Common Stock, no par value, authorized 5,000,000
 shares; issued & outstanding, 4,801,304 shares (1998)
     and 3,671,304 (1997)                1,175,900                   1,147,600
Accumulated deficit                     (1,258,500)                 (1,233,100)
                                           (82,600)                    (85,500)
                                        $  214,700                  $  201,700

                                  See notes to condensed financial statements
                                     DENCOR ENERGY COST CONTROLS, INC.

                                              STATEMENTS OF OPERATIONS
                                                        (unaudited)

                        Three Months                                Six Months
                      Ended June 30                               Ended June 30
                             1998        1997       1998         1997

REVENUES:
 Net Sales                $  72,100   $  154,600   $ 189,000     $ 267,700
 Interest and Other           2,000        1,700       4,800         3,500
       TOTAL REVENUES        74,100      156,300     193,800       271,200

COSTS AND EXPENSES;
 Cost of Products Sold       34,100       75,300      87,900       129,900
 Selling                      4,700        4,700      10,200        10,800
 General and Administrative  37,000       36,600      71,000        69,700
 Research and Development    18,400       21,400      37,100        39,300
 Interest                     6,500        5,000      13,000         9,700
                            100,700      143,000     219,200       259,400

NET EARNINGS (LOSS)      $  (26,600)    $ 13,300     (25,400)      $11,800

NET EARNINGS (LOSS) PER
 COMMON SHARE:          $    (.001)     $      *    $  (.001)      $     *

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING        3,894,820    3,671,304    3,783,680     3,671,304


*Less than $.01 per share












                        See notes to condensed financial statements




                                DENCOR ENERGY COST CONTROLS, INC.

                                   STATEMENT OF CASH FLOWS
                                         (unaudited)

                                            Six Months Ended June 30
                                                 1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                        $ (25,400)      $11,800
  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
    Depreciation                                 2,000
 Changes in operating assets and liabilities:
    Accounts and other receivables                5,800      (50,000)
    Inventories                                  (9,100)      15,300
    Other assets                                (14,900)      (4,700)
    Accounts payable                               (700)      12,000
    Accrued compensation and benefits            23,400       (6,200)
      Accrued interest - shareholders            12,500        7,900
    Deposits                                                  (9,900)
    Other liabilities                            (3,100)        (400)
     Total adjustments                           13,900      (34,000)

Net cash used in operating activities           (11,500)     (22,200)

Cash flows from financing activities:
      Proceeds from Private Placement of Stock    3,300
      Proceeds from Notes Payable-Shareholders.   9,000        23,000
      Principal payment on Notes Payable
        Shareholder                              (6,000)
Net cash provided by financing activities         6,300        23,000
Net increase (decrease) in cash                  (5,200)          800

Cash beginning of year                            8,300         1,600


Cash end of quarter                            $  3,100       $ 2,400
Supplemental disclosure of non-cash financing activities:
      Issuance of 1,000,000 of common stock in settlement of
      Notes Payable - Shareholders (Note C)     $ 25,000






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

      In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of June 30, 1998, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997.

      The results of operations for the three and six-months periods ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

      As of the end of Second Quarter, 1998, the Company had no long-term debt.

C.  Common Stock:

      During the second quarter of 1998, the Company sold 1,130,000 shares of restricted common stock in a private placement at a price of $0.025/share. Maynard L. Moe, President and Director, purchased 500,000 shares to retire $12,500 in notes from the Company to Dr. Moe. Theodore A. Hedman, Secretary and Director, purchased 500,000 shares to retire $12,500 in notes from the Company to Mr. Hedman. Edmund Barbour, Director, purchased 70,000 shares for $1,750 cash and an unrelated party purchased 60,000 shares for $1,500 cash.











Item 2.                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

Second quarter sales of $72,100 were approximately 47% less than the $154,600 for the comparable period in 1997. The decrease is primarily a result of a decrease in sales to utilities.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales decreased 2% for the second quarter of 1998 compared with the same period in the prior year. This increase in gross margin percentage is primarily due to an increase in the percentage of sales to dealers of products with higher margins.

Selling expenses for the second quarter of 1998 increased by 4% for the same period in the prior year.

General and Administrative expenses as a percentage of net sales for the second quarter of 1998 increased to 51% compared to 23% in the same period in the prior year. The total administrative expense remained about the same as the prior year.

Research and Development expenses as a percentage of net sales for the second quarter increased to 26% from 14% in the same quarter in the prior year.

EARNINGS

The net loss for the second quarter were $26,600 compared to net earning of $11,800 for the same period in the prior year. The losses were due to the decrease in sales.

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

The Company's current ratio is .67 at the Quarter ended June 30, 1998. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of .06 is below the limits of reasonable liquidity. The company placed 1,130,000 shares of common restricted stock to retire $25,000 in Shareholder notes and raise $3,200 cash.

YEAR 2000
The Company has not completed its evaluation of year 2000 issues. The Company has determined its products are year 2000 compliant and that there are no year 2000 issues in its production processes.



DENCOR ENERGY COST CONTROLS, INC.

                                                 PART II - OTHER INFORMATION

Items 1 through 4 would appear to require no answers according to the instructions.

Item 5.  Other Information
      Pursuant to Rule 14a-4( c ) under the Securities Exchange Act of 1934, as amended, the Company hereby notifies its stockholders that the proxies solicited by the Company in connection with the Company's annual meeting to be held in 1999 will confer discretionary authority to vote on matters raised by stockholders for which the Company did not have notice on or before March 23, 1999. In addition, if the Company receives notice on or before March 23, 1999 of a matter that a stockholder intends to raise at the annual meeting of stockholders to be held in 1999, the proxies solicited by the Company may exercise discretion to vote on each such matter if the Company included in its proxy statement advice on the nature of the matter raised and how the Company intends to exercise its discretion to vote on each such matter. However, the Company may not exercise discretionary voting authority on a particular proposal if the proponent of that proposal provides the Company with a written statement on or before March 23,1999, that the proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the company's voting shares required under applicable law to carry the proposal, (the Required Percentage) which would be a majority of the Company's outstanding common stock or a majority of the shares of common stock represented at the meeting, depending on the nature of the proposal, if the proponent includes the same statement in its proxy materials filed under Rule 14a-6, and if the proponent, immediately after soliciting the holders of Required Percentage, provides the Company with a statement from any solicitor or any other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to the holders of the Required Percentage.

Item 6.  Exhibits And Reports On Form 8-K
      (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
                27.  Financial Data Schedule.
      (b) During the quarter ended June 30, 1998, the Registrant filed no reports on
                Form 8-K.

                                                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      DENCOR ENERGY COST CONTROLS, INC.
                                       Registrant

                   By:       Maynard L. Moe
                             President
                    Date:     August 13, 1998