Form 10QSB
period 1998-09-30
DENCOR ENERGY COST CONTROLS INC
filed 1998-11-20
CIK 312066

UNITED STATES

                             SECURITIES AND EXCHANGE COMMISSION

                                  Washington, DC 20549
                                       FORM 10-QSB
 (Mark One)
 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  September 30, 1998

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

                                  (303) 922-1888
                   (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
4,801,304 shares outstanding at September 30,1998.

     Transitional Small Business Disclosure Format

 Yes        No   X

                         DENCOR ENERGY COST CONTROLS, INC.
                          PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
         (Condensed Balance Sheets)

            ASSETS                  September 30               December 31
                                    1998                       1997
                                    (unaudited)
CURRENT ASSETS:
 Cash                                $    2,300                 $    8,300
 Accounts Receivable, net of allowance for doubtful
 accounts of $6,700                      37,200                     20,500

Inventories                             158,700                    149,700
 Prepaids and Other                      18,200                      6,100
   TOTAL CURRENT ASSETS                 216,400                    184,600

Furniture & Equipment                   213,300                    213,300
 Less Accumulated Depreciation         (213,300)                  (213,300)
                                              0                          0
 Long term receivables, net of allowance for doubtful
 receivables of $9,400                   16,400                     17,100
                                      $ 232,800                  $ 201,700

 LIABILITIES & STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
 Notes Payable - Shareholders          $ 96,500                  $ 118,500
 Accounts Payable                        60,300                     51,500
 Accrued Compensation and Benefits       87,400                     36,600
 Accrued Interest - Shareholders         90,900                     72,200
 Warranty Reserve                         3,200                      6,300
 Other                                    2,500                      2,100
 TOTAL CURRENT LIABILITIES              340,800                    287,200

 STOCKHOLDERS' DEFICIT
 Common Stock, no par value, authorized 5,000,000
 shares; issued & outstanding, 4,801,304 shares (1998)
and 3,671,304 (1997)                   1,175,900                1,147,600
 Accumulated deficit                  (1,283,900)              (1,233,100)
                                      (  108,000)              (   85,500)
                                       $ 232,800                $ 201,700

                        See notes to condensed financial statements

                             DENCOR ENERGY COST CONTROLS, INC.

                                  STATEMENTS OF OPERATIONS
                                        (unaudited)
                                         Three Months         Nine Months
                                     Ended September 30   Ended September 30
                                    1998            1997 1998          1997
REVENUES:
Net Sales                        $  78,600   $   92,300   $ 267,800 $ 360,000
 Interest and Other                  1,900        1,700       6,600     5,200
 TOTAL REVENUES                     80,500       94,000     274,400   365,200

 COSTS AND EXPENSES;
 Cost of Products Sold              41,100       43,600     129,000   173,500
 Selling                             4,300        7,900      14,600    18,700
 General and
    Administrative                  35,000       37,200     106,000   106,800
 Research and Development           19,300       30,100      56,300    69,400
 Interest                            6,200        5,500      19,300    15,200
                                   105,900      124,300     325,200   383,600

NET LOSS                           (25,400)   ($ 30,300)   ($50,800) ($ 8,400)

 NET LOSS PER
 COMMON SHARE                    ($      *)   ($      *)   $   (.01) ($     *)
 WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING              4,801,304    3,671,304   4,126,615   3,671,304


 *Less than $.01 per share

                            DENCOR ENERGY COST CONTROLS, INC.

                         STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                             NINE MONTHS ENDED SEPTEMBER 30, 1998


             Common Stock

                                            Accumulated       Shareholders'
                       Shares       Amount    deficit            deficit
Balances
January 1, 1998      3,671,304   $1,147,600  ($1,233,100)      ($ 85,000)

Issuances of 1,130,000
shares of  Common Stock
(Note C)             1,130,000       23,300                       28,300

Net loss             ________       _________(    50,800)      (  50,800)

Balances,
September 30, 1998
                     4,801,304   $1,175,900  ($1,283,900)      ($108,000)


                       See notes to condensed financial statements


                           DENCOR ENERGY COST CONTROLS, INC.

                                STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                          Nine Months Ended September 30
                                          1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (50,800)          ($18,400)
  Adjustments to reconcile loss
  to net cash used in operating activities:
  Depreciation                                2,000
 Changes in operating assets and liabilities:
  Accounts and other receivables            (16,000)             3,300
    Inventories                              (9,000)            11,500
    Other assets                            (12,100)           (16,200)
    Accounts payable                          8,800             10,500
    Accrued compensation and benefits        50,800              2,400
    Accrued interest - shareholders          18,700             12,800
    Deposits                                 (9,900)
    Other liabilities                        (2,700)
     Total adjustments                       38,500            16,400
Net cash used in operating activities      (12,300)           (2,000)
Cash flows from financing activities:
Proceeds from Private Placement of Stock     3,300
Proceeds from Notes  Payable-Shareholders    9,000             6,000
Principal payment on Notes  Payable Shareholders ( 6,000)
cash provided by financing activities        6,300             6,000
Net decrease in cash                        (6,100)            4,000

Cash beginning of year                       8,300             1,600

Cash end of quarter                        $ 2,300            $5,600

Supplemental disclosure of non-cash
 financing activities:                     $25,000

Issuance of 1,000,000 shares of common stock in settlement of $25,000 of Notes payable-Shareholders (Note C)


                     See notes to condensed financial statements

                          DENCOR ENERGY COST CONTROLS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS


A.The condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of September 30, 1998, and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997.

The results of operations for the three and nine-month periods ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

As of the end of third quarter of 1998, the Company had no long-term debt.

C.  Common Stock:

During the third quarter of 1998, the Company sold no restricted common stock. During the second quarter of 1998, the Company sold 1,130,00 shares of restricted common stock in a private placement at a price of $0.025/share. Maynard L. Moe, President and Director, purchased 500,000 shares to retire $12,500 in notes from the Company to Dr. Moe. Theodore A. Hedman, Secretary and Director, purchased 500,000 shares to retire $12,500 in notes from the Company to Mr. Hedman. Edmund Barbour, Director, purchased 70,000 shares for $1,750 cash and an unrelated party purchased 60,000 shares for $1,500 cash.

D. Compliance Income:

On January 1, 1998 the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of operations including adjustments, among others. For the three and nine months ended September 30, 1998 and 1997, the company had no items of comprehensive income.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Third quarter sales of $78,600 were approximately 15% less than the $92,300 for the comparable period in 1997. The decrease is primarily a result of a decrease in sales to dealers.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales increased 5% for the third quarter of 1998 compared with the same period in the prior year. This decrease in gross margin percentage is primarily due to an increase in the percentage of sales of products with less software content and thus lower margins.

Selling expenses as a percentage of net sales decreased by 3% compared to the same period in the prior year. The decrease was due to a decrease in the purchase of marketing material.

General and Administrative expenses as a percentage of net sales for the third quarter of 1998 increased to 45% compared to 40% in the same period in the prior year. The total administrative expense decreased slightly from the prior year.

Research and Development expenses as a percentage of net sales for the second quarter decreased to 25% from 33% in the same quarter in the prior year. The decrease was due to decreased software development expenses.

NET LOSSES

The net loss for the third quarter was $25,400 compared to a net loss of $30,300 for the same period in the prior year. The decrease in losses was due to the decreased software development expenses.

LIQUIDITY

The Independent Auditors' Report on Dencor Energy Cost Controls, Inc. Financial Statements for the year ended December 31, 1997 included a "going concern" explanatory paragraph which means that the Auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1997 Financial Statements.

The Company's current ratio is .63 at the Quarter ended September 30, 1998. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of .12 is below the limits of reasonable liquidity.

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

Item 6.  Exhibits And Reports On Form 8-K
(a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:
         27.  Financial Data Schedule.
(b) During the quarter ended September 30, 1998, the Registrant filed no reports on Form 8-K.


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

                              Date: November 11,1998