Form 10KSB
period 1998-12-31
DENCOR ENERGY COST CONTROLS INC
filed 1999-04-14
CIK 312066

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB
 1(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an
amendment to this Form 10-KSB.   [X]
State issuer's revenues for its most recent fiscal year. $326,600

As of February 28, 1999 there were 4,803,804 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($0.03) and the asked price ($0.06) reported by brokers) held by non-affiliates was approximately $127,800.

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

(b) Business of Issuer. The Company is engaged in only one industry, that of designing, developing, manufacturing, marketing, and installing products and systems which assist in monitoring energy and controlling the cost of energy utilization. Management of the Company does not recognize any significant business difference, at least at this time, between sales of residential demand controllers, special relay equipment for utilities, temperature activated duty cyclers, commercial demand controllers, and interlocks.

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

The sale of residential demand control systems contributed 64% of total Company sales during 1998.

        (ii) Energy Management Systems - Commercial

The Company has developed demand controllers for commercial buildings. One model of the commercial systems includes a graphics system to interface commercial demand controllers to IBM compatible computers. These controllers are designed to permit demand monitoring and controller parameter changes from a remote location by use of telephone lines and a modem. This graphics system can display minute-by-minute demand data as well as 15-minute, daily summaries. All data is also stored in an Access database on computer disk for later inspection. The sale of commercial demand control systems contributed 33% of total Company sales during 1998.

        (iii) Special Utility Products

The Company has developed a series of products used to control water heaters, space heaters, and air conditioners for specific utility applications. Sales of these products accounted for 3% of total Company sales in 1998. The Company anticipates a gradual growth in this portion of the business.

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

    (3) Status of any Publicly Announced New Products or Services

During 1998 the Company began the development of equipment to monitor and report power outages.  This equipment is expected to be in production by the second quarter of 1999.

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

    (6) Major Customers

During 1998, four major customers accounted for 51% of the Company's net sales. These customers are not affiliated with the Company. The loss of any of these customers may adversely affect the Company's business.

As of February 28, 1999, the Company had a backlog of orders totaling $17,400 consisting of equipment orders from distributors and utilities. The Company anticipates filling these orders during the current year. The backlog of orders as of February 28, 1998 was $28,500.

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

    (10) Research and Development

In the fiscal years ended December 31, 1998 and 1997 the Company expended $81,200 and $92,900, respectively, on Company sponsored research and development activities. The Company plans to continue research and development activities during 1999.

    (11) Environmental Protection

The Company's compliance with federal, state, and local laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment does not have a material impact on the Company's capital expenditures.

    (12) Employees

On February 28, 1999, the Company had 5 full-time employees. Two were engaged in administration, two in production, and one in engineering research and development.

ITEM 2.  Properties

The Company leases 5,100 sq. ft. of office, research and development, sales, and manufacturing space at 1450 West Evans, Denver, Colorado for $2,853/month. Management considers these facilities to be adequate for its requirements for the immediate future. This lease expires in April 1999. See Note 7 of the Notes to Financial Statements for additional information about the Company's commitments under terms of non-cancelable leases.

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

                           Bid                                   Bid
Quarter Ended        Low        High      Quarter Ended    Low        High

    03/31/98         $.03       $.05          03/31/97     $.01       $.06
    06/30/98          .05        .06          06/30/97      .01        .06
    09/30/98          .03        .06          09/30/97      .01        .06
    12/31/98          .03        .06          12/31/97      .01        .06

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of February 28, 1999 was 340.

(c) The Registrant has paid no dividends from inception to date and does not currently intend to do so.











ITEM 6.Management's Discussion and Analysis

(a) Selected Financial Data
                                             Year Ended December 31
                                 1998      1997       1996      1995     1994

Net Sales                      $318,200  $437,700  $388,700  $567,900  $547,300

Net Earnings (Loss)          (153,100)  (74,200)  (74.400)   11,300   (42,800)
Net Earnings (Loss) Per
Common Share                     (.03)    (.02)     (.02)       *       (.01)
Weighted Average
Common Shares
Outstanding                 4,296,674 3,671,304 3,671,304 3,671,304 3,671,304
* Less than $.01 per share

AT YEAR END

Total Assets                  $172,500  $201,700  $217,400  $275,800  $248,700
Working Capital (Deficiency)  (222,900) (102,600)  (16,700)   50,600    32,900
Shareholders' Equity (Deficit)(210,300)  (85,500)  (11,300)   63,100    51,800

No dividends have been declared or paid for any of the periods presented.

(b) Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements for the year ended December 31, 1998, included a "going concern" explanatory paragraph, which means that the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1998 financial statements.

The Company considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include the Current Ratio which is the ratio of current assets to current liabilities and the Sales to Total Assets Ratio. Working capital is current assets less current liabilities.

                                     1998      1997      1996
Current Ratio                         .44       .64       .93
Sales to Total Assets                1.72      2.17      1.79

The major factors affecting these ratios were the net losses for 1998, 1997 and 1996. The Company has made extensive use of short-term debt as summarized in the following table:

                                       Maximum       Average      Weighted
                           Weighted     amount        amount       average
               Balance at   average   outstanding  outstanding    interest
                 end of    interest    during the   during the  rate during
Notes Payable    period      rate        period       period       period

Shareholders    $118,300    18.3%      $118,300       $109,000      18.3%
Others             5,000    18.0%         5,000            14       18.0%

The weighted average interest rate during the period was based on the outstanding balance and interest rate at each month-end for each note. The Company anticipates continuing short term borrowing in 1999. The Company currently has no line of credit. If working capital beyond that provided by cash flow is needed, additional debt financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stockholder loans, or sales of stock through private placements although no assurances can be given that financing will be available. The Company at present has no long-term debt.

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. During the year ended
December 31, 1998, and 1997, the Company had no items of comprehensive income. In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and in February 1998, the FASB issued SFAS No. 132, Employer's Disclosure about Pensions and Other Post Retirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instru-ments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not have any deri-vative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.

YEAR 2000

The Company will make its accounting system year 2000 compliant by June 30, 1999. The Company has determined its products are year 2000 compliant and that there are no year 2000 issues in its production processes. The Company is surveying its vendors for year 2000 compliance. Also, several potential suppliers have been identified for each part purchased. The company will be dependent on the power, communication, transportation and water infra-structures.


(c) Results of Operations

The Company's sales in 1998 of $318,200 were 27% lower than the net sales of $437,700 in 1997. Approximately 12% of the sales decrease was due to utility sales decreases. A decrease in dealer sales also resulted in 9% of the sales decrease. The net loss for 1998 was $153,100 compared to net loss of $74,200 in the prior year.

Gross Margins. The gross margin percentages were 43% and 47%, of sales for 1998 and 1997, respectively. The decrease in the gross margin was due to decreased production efficiency caused by decreased sales volume.

Selling Expenses. Selling expenses as a percentage of sales increased to 6.4% in 1998 compared to 6.0% in 1997.

General and Administrative Expense.   General and administrative expenses as a
percentage of sales have increased to 49.1% in 1998 compared to 32.4% in 1997. The increase was due to an increase in rent, business taxes and fees as well as an increase in percentage of time spent on general and administrative effort.

Research and Development. Research and development expenses decreased 12.6% in 1998 compared to 1997 due to a decrease in software development activity.

Inflation. Inflation has no significant impact on the operations of the Company.

Management's Plans. The Company's 1999 operating plan includes achieving increased sales goals and continuing its cost reduction program. Management believes that actions presently being taken to revise the Company's operating and financial requirements will enable the Company to meet its cash flow needs during 1999.

ITEM 7.  Financial Statements


                      INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Dencor Energy Cost Controls, Inc. (the "Company") as of December 31, 1998, and the related statements of operations, shareholders' deficit and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dencor Energy Cost Controls, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   As discussed in Note 2 to the
financial statements, the Company reported a $153,100 net loss for the year ended December 31, 1998, and a shareholders' deficit and a working capital deficiency of $210,300 and $222,900, respectively, as of December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GELFOND HOCHSTADT PANGBURN & CO.

Denver, Colorado
February 12, 1999




                        DENCOR ENERGY COST CONTROLS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1998

                                     ASSETS

Current assets:
 Cash                                                            $       8,300
 Accounts receivable, net of allowance
  for doubtful accounts of $18,700 (Note 9)                             20,000
  Inventories (Note 4)                                                 138,100
 Prepaids and other                                                      6,100
     Total current assets                                              172,500

Furniture and equipment                                                213,300
Less accumulated depreciation                                          213,300


Long-term receivables, net of allowance
 for doubtful receivables of $11,400 (Note 3)                           12,600
                                                                    $  185,100


                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Notes payable - shareholders (Note 5)                              $  118,300
 Notes Payable - other                                                   5,000
 Accounts payable                                                       36,500
 Accrued compensation and benefits                                     133,700
 Accrued interest and other - shareholders (Note 5)                     97,900
 Warranty reserve                                                        3,200
 Other                                                                     800
     Total liabilities (all current)                                   395,400

Commitments (Note 7)

Shareholders' deficit (Note 8):
 Common stock, no par value; authorized,
  5,000,000 shares; issued and outstanding,
  4,803,804 shares                                                   1,175,900
 Accumulated deficit                                                (1,386,200)
                                                                      (210,300)
                                                                    $  185,100


                        See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                            STATEMENTS OF OPERATIONS

                      YEARS ENDED DECEMBER 31,1998 AND 1997


                                              1998           1997

Revenues:
  Net sales                            $    318,200     $     437,700
  Interest and other                          8,400             6,800

                                            326,600           444,500

Costs and expenses:
  Cost of products sold                     179,900           231,300
  Selling                                    20,400            26,300
  General and administrative                156,300           141,900
  Research and development                   81,200            92,900
  Provision for doubtful
   receivables                               16,100             5,300
  Interest, substantially to
   related parties (Note 5)                  25,800            21,000

                                            479,700           518,700


Net loss                                $  (153,100)     $    (74,200)

Loss per common share                   $      (.03)     $       (.02)

Weighted average common shares
 outstanding                              4,296,674         3,671,304



                        See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                      YEARS ENDED DECEMBER 31,1998 AND 1997


                               Common Stock
                                                 Accumulated     Shareholders'
                             Shares   Amount       deficit    equity (deficit)


Balances, January 1, 1997   3,671,304  $1,147,600  ($1,158,900)     ($11,300)


Net loss                                               (74,200)      (74,200)


Balances, December 31, 1997 3,671,304   1,147,600   (1,233,100)      (85,500)

Issuance of common stock
in exchange for debt        1,000,000      25,000                     25,000

Issuance of common stock in
private placement             132,500       3,300                     3,300

Net loss                                              (153,100)     (153,100)

Balances, December 31, 1998 4,803,804  $1,175,900  $(1,386,200)  $  (210,300)


                        See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                            STATEMENTS OF CASH FLOWS

                      YEARS ENDED DECEMBER 31,1998 AND 1997

                                                          1998          1997

Cash flows from operating activities:
 Net loss                                              $ (153,100)  $ (74,200)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
    Depreciation                                                        2,000
    Provision for doubtful receivables                     16,100       5,300
    Changes in operating assets and
    liabilities:
      Accounts receivable                                 (13,600)     39,800
      Inventories                                          11,600      (6,100)
      Prepaids and other                                                2,200
      Long term receivables                                 2,500     (20,800)
      Accounts payable                                    (15,000)     18,200
      Accrued compensation and benefits                    97,100       6,000
      Accrued interest and other - shareholders            25,700      18,600
      Deposits                                                         (9,900)
      Other liabilities                                    (4,400)        500
 Total adjustments                                        120,000      55,800

Net cash used in
  operating activities                                    (33,100)    (18,400)


Cash flows from financing activities:
 Proceeds from notes payable - shareholders                30,800      25,100
 Proceeds from notes payable - others                       5,000      23,000
 Principle payments on notes payable - shareholders        (6,000)    (23,000)
 Proceeds from private placement of common stock            3,300
Net cash provided by financing activities                  33,100      25,100

Net increase in cash                                                    6,700

Cash, beginning                                             8,300       1,600

Cash, ending                                          $     8,300    $  8,300

Supplemental disclosure of cash flow
 information:
    Issuance of 1,000,000 shares of common stock in settlement of $25,000 of notes payable-shareholders

    Cash paid during the year for interest            $        300   $    500


                        See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31,1998 AND 1997


1.  Organization and significant accounting policies:

    Organization:

    Dencor Energy Cost Controls, Inc. (the "Company") manufactures and markets electrical energy cost control devices and equipment which are sold primarily to distributors and dealers in the United States and Canada. There is only one business segment.

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

    Earnings (loss) per share:

    Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities other than contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no potential common stock instruments which would result in diluted loss per share in 1998 and 1997.

                        DENCOR ENERGY COST CONTROLS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED DECEMBER 31,1998 AND 1997


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

    Recently issued accounting standards:

    On January 1, 1998, the Company adopted Statement of Financial Accounting
     Standard (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. This standard establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. During the year ended December 31, 1998, the Company had no items of comprehensive income.

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.
      131, Disclosures about Segments of an Enterprise and Related Information, and in February 1998, the FASB issued SFAS No. 132, Employers Disclosure about Pensions and Other Post Retirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative
      Instruments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.

                      DENCOR ENERGY COST CONTROLS, INC.

                      YEARS ENDED DECEMBER 31,1998 AND 1997


2. Going concern, results of operations, and management's plans:

   The Company's financial statements for the year ended December 31, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 1998, the Company reported a $153,100 net loss and a shareholders' deficit and a working capital deficiency of $210,300 and $222,900, respectively, at December 31, 1998. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   The Company's 1999 operating plan includes achieving increased sales goals and maintaining its cost reduction program, which primarily includes a reduction in labor costs. Management believes that actions presently being taken under its 1999 operating plan will enable the Company to meet its cash needs in 1999. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Long-term receivables:

   Long-term receivables consist of a $6,000 promissory note and other receivables due on demand from a customer. The promissory note bears interest at 18% and is unsecured.

4.  Inventories:

    Inventories at December 31, 1998 consist of:

     Finished products                                      $  10,400
     Work in progress - sub-assemblies                         26,500
     Raw materials - component parts                          101,200
                                                            $ 138,100

    The elements of cost in inventories include materials, labor and overhead.

5.  Notes payable - shareholders and other:

    The notes payable to shareholders and other are due on demand, and bear interest at 12% to 18.25% per year. Notes payable to shareholders and other of $25,000 are collaterized by the Company's inventory. The remaining notes payable shareholders are unsecured. The weighted average interest rates during the years ended December 31, 1998 and 1997 were approximately 18.3% and 18.1%, respectively. Interest expense of approxi-mately $25,500 and $20,500 associated with these notes payable was charged to operations for the years ended December 31, 1998, and 1997, respectively.

                        DENCOR ENERGY COST CONTROLS, INC.

                      YEARS ENDED DECEMBER 31,1998 AND 1997


6.  Income taxes:

    The components of the deferred tax assets as of December 31, 1998, were as follows:

      Current deferred tax assets:
       Receivables, due to
        allowance for doubtful accounts                            $    6,000
       Inventories, due to obsolescence reserve
        and additional costs inventoried for tax purposes              21,900
       Compensated absences                                             5,800
       Warranty reserve                                                   600
       Total current gross deferred tax assets                         34,300
       Less valuation allowance                                       (34,300)
      Net current deferred tax assets                                $      -

     Noncurrent deferred tax assets:
      Net operating loss carryforwards                             $  174,900
      Other tax credits carryforwards                                  39,700

     Total noncurrent gross deferred tax assets                       214,600
     Less valuation allowance                                        (214,600)
     Net noncurrent deferred tax assets                            $       -


    The net increase during the year in the total valuation allowance was $10,700.

    The difference between taxes computed at the statutory federal tax rate and the effective tax rate is reconciled below:
                                                      Years ended December 31,
                                                        1998           1997
        Income tax benefit computed at
         statutory federal tax rate                  $  33,300       $ 13,600
        Deferred tax benefit not recognized            (33,300)       (13,600)
        Income tax benefit computed at the
         effective tax rate                          $      -        $      -


                        DENCOR ENERGY COST CONTROLS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED DECEMBER 31,1998 AND 1997


6.  Income taxes (continued)

    At December 31, 1998, the Company had net operating loss and general business credit carryforwards which may be used to reduce future taxable income and taxes payable, respectively, and which expire through 2018 as follows:
                                                    Net           General
                                                 operating       business
                                                   loss           credit
                                               carryforwards   carryforwards
             1999                                 $ 91,200        $   300
             2000
             2001
             2002                                  151,900
             Thereafter                            546,300         39,700
                                                  $789,400       $ 39,700

7.  Commitments:

    The Company leases its facility and certain equipment under non-cancelable operating leases that expire in 1999. Future rentals at December 31, 1998, on the non-cancelable operating leases for its facility and equip-ment are approximately $12,700. Lease rental expense of approximately $41,400 and $40,900 were charged to operations for the years ended December 31, 1998 and 1997, respectively.

8.  Common stock:

    At December 31, 1998, the Company has reserved 196,000 shares of common stock for issuance under a restricted stock bonus plan. All employees and directors of the Company, with the exception of the President, are eligible to receive stock bonuses under this plan. There have been no shares issued under this plan.

    During 1998, the Company issued 1,000,000 shares of common stock in exchange for $25,000 of shareholder notes payable, and the Company issued 132,500 shares of common stock in private placements.

9.  Concentration of credit risk:

    The Company extends credit based on an evaluation of each customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

    During 1998, four customers accounted for approximately 18%, 12%, 11% and 10% of net sales. During 1997, three customers accounted for approxi-mately 17%, 15% and 12% of net sales. As of December 31, 1998, all of the Company's long-term receivables were due from a single customer.

                        DENCOR ENERGY COST CONTROLS, INC.

                      YEARS ENDED DECEMBER 31,1998 AND 1997


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

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None
                                   PART III

ITEM 9.  Directors and Executive Officers of the Registrant

         (a)  Identification of Directors

The following information, as of February 28, 1999, is furnished with respect to each Director:
                                Year First
                                Elected as
 Name of Director        Age     Director          Position with Company

Theodore A. Hedman        60       1988     Director, Vice President,
                                            Secretary, Manager of Engineering

Edmund Barbour            75       1997     Director, Treasurer

Maynard L. Moe            64       1974     Chairman of Board and President

All Directors serve for one-year terms which expire at the annual shareholders meeting in 1999. For the period ended December 31, 1998, all corporate officers were also directors.

         (b)  Identification of Executive Officers
                                                      Position
  Name of Officer        Age                (Date Elected To Position)

Theodore A. Hedman        60       Director, Vice President, Secretary,
                                   Manager of Engineering (March 24, 1988)

Edmund Barbour            75       Treasurer (July 15, 1997); Director

Maynard L. Moe            64       Chairman of the Board & President
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

Section 16(a) Beneficial Ownership Reporting Compliance

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

                       Summary Compensation Table

                        Annual Compensation     Long Term Compensation
                                                                           All
                                     Other     Restricted                Other
Name and                             Annual      Stock            LTIP Compen-
Principal    Fiscal Salary  Bonus Compensation   Awards Options Payouts sation
Position      Year   ($)     ($)      ($)                   #      ($)     (4)
                     (1)     (2)      (3)          (4)     (5)     (6)     (7)

Maynard Moe   1998  $69,700  -0-      -0-          -0-     -0-     -0-     -0-
Chief Execu-
tive Officer, 1997   68,600  -0-      -0-          -0-     -0-     -0-     -0-
President and
a Director    1996   54,672  -0-      -0-          -0-     -0-     -0-     -0-

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

(6) The Company has a Restricted Stock Bonus Plan, the purpose of which is to attract and retain qualified personnel for responsible positions. The Company has remaining 196,000 shares of the Company's authorized but unissued common stock as of December 31, 1998, to be awarded as stock bonuses to employees, not including Dr. Moe. Stock bonuses may be awarded, as an incentive to contribute to the success of the Company, at the discretion of a stock bonus committee, consisting of not less than two directors, from a list of recommendations submitted periodically by the President. The plan may be amended, modified, suspended or withdrawn at any time by the Board of Directors. There were no shares awarded during the periods covered by the Summary Compensation Table.

(7) No other compensation

(8) Compensation Pursuant to Plans

     Dr. Moe, for the year 1999, will receive an annual salary of $69,700 payable in substantially equal monthly installments. Dr. Moe will also receive additional compensation equal to two percent of the Company's first $100,000 pre-tax net profits, plus four percent of pre-tax profits from $100,000 to $200,000 plus six percent of the pre-tax profits in excess of $200,000.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on February 28, 1999, are listed below:

                                                                 Percent
                   Name & Address of     Amount and Nature of       of
Title of Class     Beneficial Owners     Beneficial Ownership    Class (w)

Common Stock        Maynard L. Moe         1,203,650 (x)            25.1
No Par Value        2309 South Jackson
                    Denver, CO  80210

                    Theodore A. Hedman        648,300 (y)           13.5
                    5445 South Camargo Road
                    Littleton, CO  80123

         (w) On February 28, 1999, there were 4,803,804 shares of common stock issued and outstanding.

         (x) Includes 409,650 shares owned of record by Carol M. Moe, wife of Maynard L. Moe.

          (y) Includes 35,800 shares owned of record by Charlotte Hedman, wife of Theodore A. Hedman.

     (b) Security Ownership of Management

The following table sets forth the number of shares owned beneficially on February 28, 1999, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.



                                                                     Percent
                 Name & Address of     Amount and Nature of             of
Title of Class   Beneficial Owners     Beneficial Ownership         Class (w)

Common Stock      Maynard L. Moe            1,203,650 (x)              25.1
                  2309 South Jackson
                  Denver, CO  80210

                  Theodore A. Hedman          648,300 (y)              13.5
                  5445 South Camargo Road
                  Littleton, CO  80123

                  Edmund Barbour              110,000                   2.3
                  2765 S. Golden Way
                  Denver, CO  80227

                  Executive Officers        1,961,950                  40.8
                  and Directors as a
                  group

             (w) On February 28, 1999, there were 4,803,804 shares of common stock issued and outstanding.

             (x) Includes 409,650 shares owned of record by Carol M. Moe, wife of Maynard L. Moe.

             (y) Includes 35,800 shares owned of record by Charlotte Hedman, wife of Theodore A. Hedman.

     (c) Changes in Control

        The Company knows of no contractual arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 12. Certain Relationships and Related Transactions

     (a) Transactions with Management and Others

         None involving more than $60,000.

     (b) Parents of Small Business Issuer

         None.

     (c) Transactions with Promoters

         None.

ITEM 13. Exhibits and Reports on Form 8-K

     (a) Financial Statements

         1. The following financial statements of Dencor Energy Cost Controls are included in Part II, Item 7:

                                                                          Page

     Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . 9

     Balance Sheet - December 31, 1998 . . . . . . . . . . . . . . . . . . .10

     Statements of Operations - years ended
           December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . .11

     Statements of Shareholders' Deficit - years ended
           December 31, 1998 and 1997  . . . . . . . . . . . . . . . . . . .12

     Statements of Cash Flows - years ended
           December 31, 1998 and 1997  . . . . . . . . . . . . . . . . . . .13

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .15

         2.  Exhibits

              3. Articles of Incorporation and By-Laws are incorporated by reference to Exhibit No. 1 of Form 10 filed May 5, 1980.

             27. Financial Data Schedule

     (b) Reports On Form 8-K

         There were no reports on Form 8-K for the three months ended December 31, 1998.

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

Date:  March 24, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:




April 13, 1999                        THEODORE A. HEDMAN
Date                                  Secretary/Director/Vice President



April 13, 1999                        EDMUND BARBOUR
Date                                  Treasurer/Director



April 13, 1999                        MAYNARD L. MOE
Date                                  Director/Principal Executive Officer