Form 10QSB
period 1999-03-31
DENCOR ENERGY COST CONTROLS INC
filed 1999-05-17
CIK 312066

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                                      OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No




                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
4,803,804 shares issued, at May 10, 1999.

      Transitional Small Business Disclosure Format

Yes        No   X




































                        DENCOR ENERGY COST CONTROLS, INC.

                         PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
      (Condensed Balance Sheets)

           ASSETS                                    March 31      Dec.
31
                                                      1999           1998

                                                    (unaudited)
CURRENT ASSETS:
Cash                                              $  1,700       $  8,300

Accounts Receivable, net of allowance for
 doubtful accounts of $18,700                       30,800         20,000

Inventories                                        133,700        138,100

Other                                                8,600          6,100


   TOTAL CURRENT ASSETS                            174,800        172,500


Furniture & Equipment                              213,300        213,300

Less Accumulated Depreciation                     (213,300)       213,300


Long term receivables, net of allowance for doubtful
 receivables of $11,400                             12,100         12,600

                                                  $186,900       $185,100


LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Notes Payable - Shareholders                      $118,300      $118,300

 Notes Payable - Other                                5,000         5,000

 Accounts Payable                                    49,000        36,500

 Accrued Compensation and Benefits                  165,500       133,700

 Accrued Interest - Shareholders                    105,700        97,900

 Warranty Reserve                                     3,200         3,200

 Other                                                  200           800


   TOTAL CURRENT LIABILITIES                        446,900       395,400


STOCKHOLDERS' DEFICIT
 Common Stock, no par value, authorized 5,000,000
 shares; issued & outstanding, 4,803,804 shares  1,175,900      1,175,900

 Deficit                                        (1,435,900)
(1,386,200)
  Stockholders' Deficit                           (260,000)
(210,300)
                                                $  186,900     $  185,100


                   See notes to condensed financial statements


                    DENCOR ENERGY COST CONTROLS, INC.

                        STATEMENTS OF OPERATIONS
                               (unaudited)


                                                   Three Months
                                                   Ended March 31
                                                  1999           1998

REVENUES:
 Net Sales                                     $ 61,400     $ 116,900
 Interest and Other                               2,200         2,800
     TOTAL REVENUES                              63,600       119,700


COSTS AND EXPENSES;
 Cost of Products Sold                           38,100        53,800
 Selling                                          6,300         5,500
 General and Administrative                      37,600        34,000
 Research and Development                        23,500        18,700
 Interest                                         7,800         6,500
                                                113,300       118,500

NET EARNINGS (LOSS)                           $ (49,700)    $   1,200


NET (LOSS) PER
 COMMON SHARE:                                $   (0.01)    $       *
 * less than $0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                            4,803,804     3,671,304


               See notes to condensed financial statements











                         DENCOR ENERGY COST CONTROLS, INC.

                              STATEMENT OF CASH FLOWS
                                    (unaudited)

                                              Three Months Ended March 31
                                                      1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings loss                              $  (49,700)      $   1,200
  Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
  Changes in operating assets and liabilities:
    Accounts and other receivables                   (10,800)        (50,100)
    Inventories                                        4,400          13,800
    Other assets                                      (2,500)        (10,700)
    Long term receivables                                500               0
    Accounts payable                                  12,500           4,000
    Accrued compensation and benefits                 31,800          19,000
    Accrued interest - shareholders                    7,800           6,600
    Other liabilities                                   (600)           (400)
      Total adjustments                               43,100         (17,800)

    Net cash provided by (used in) operating
     activities                                       (6,600)        (16,600)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable - shareholders             0           9,000
Net cash provided by financing activities                  0           9,000
Net decrease in cash                                  (6,600)         (7,600)

CASH, beginning of year                                8,300           8,300


CASH, end of quarter                              $    1,700      $      700






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

     In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

     The results of operations for the three-month periods ended March
31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:
     As of the end of First Quarter, 1999, the Company had no long-term debt.

C.  Common Stock:
     During the First Quarter, 1999, the Company sold no restricted stock.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NET SALES
First Quarter sales of $61,400 were approximately 47% less than sales of $116,900 for the comparable period in 1998. The decrease is primarily a result of a decrease in sales to dealers and utilities.

COST AND EXPENSE
Cost of Products Sold as a percentage of net sales increased to 62% for the first quarter of 1999 compared with 46% the same period in the prior year. This increase in cost is primarily due to an decrease in the production efficiency resulting from lower production volume.

Selling expenses as a percentage of net sales for the first quarter of 1999 increased to 10% compared to 4.7% for the same period in the prior year.



                       DENCOR ENERGY COST CONTROLS, INC.

General and Administrative expenses for the first quarter 1999 as a percentage of sales increased to 61% compared to 29% for the same period in the prior year.

Research and Development expenses as a percentage of net sales increased to 38% compared to 16% for the same period in the prior year. The increase is due to an increase in new product development.

EARNINGS
The loss for the first quarter was $49,700 compared to a net earnings of $1,200 for the same period in the prior year. The decrease in net earnings was due to the decrease in sales and an increase in research and development expenses for new product development.

YEAR 2000
The Company is taking action to make its accounting system year 2000 compliant by June 30, 1999. The Company has determined its products are year 2000 compliant and that there are no year 2000 issues in its production processes. The costs incurred by the Company in determing its Year 2000 compliance have been minimal. The Company is surveying its vendors for year 2000 compliance. As part of its contingency plan in the event of supply interruptions caused by lack of Year 2000 compliance by suppliers, the Company has identified several potential suppliers for each part purchased by the Company. The Company will be dependent on the power, communication, transportation and water infrastructures.

LIQUIDITY
The Independent Auditors' Report on Dencor Energy Cost Controls, Inc. Financial Statements for the year ended December 31, 1998 included a "going concern" explanatory paragraph which means that the Auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1998 Financial Statements.

The Company's current ratio is .39 at the Quarter ended March 31, 1999. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of 0.07 is below the limits of reasonable liquidity. If working capital beyond that provided by cash flow is needed, additional debt financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stockholder loans although no assurances can be given that financing will be available.


                            PART II - OTHER INFORMATION

Items 1 through 5 would appear to require no answers according to the instructions.

Item 6. Exhibits and Reports On Form 8-K

     (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-QSB:
           27.  Financial Data Schedule.

     (b) During the quarter ended March 31, 1999, the Registrant did not file any reports on Form 8-K.



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

                       Date: May 13, 1999