Form 10QSB
period 1999-09-30
DENCOR ENERGY COST CONTROLS INC
filed 1999-11-15
CIK 312066

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, DC 20549

                                        FORM 10-QSB
(Mark One)
[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes   X    No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share: 4,803,804 shares outstanding at September 30, 1999.

          Transitional Small Business Disclosure Format

Yes        No   X




                          DENCOR ENERGY COST CONTROLS, INC.
                           PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
          (Condensed Balance Sheets)

                    ASSETS                             Sept. 30      Dec. 31
                                                        1999         1998
                                                      (unaudited)
CURRENT ASSETS:
Cash                                                  $    4,700   $   8,300
Accounts Receivable,net of allowance for doubtful
 accounts of $18,700                                      23,700      20,000
Inventories                                              140,300     138,100
Prepaids and Other                                         8,000       6,100

   TOTAL CURRENT ASSETS                                 $176,700      172,500

Furniture & Equipment                                    213,300     213,300
Less Accumulated Depreciation                           (213,300)   (213,300)
                                                               0           0

Long term receivables, net of allowance for doubtful
 receivables of $11,400                                    12,000      12,600

                                                        $188,700    $185,100

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
 Notes Payable - Shareholders                           $123,300   $ 118,300
 Notes Payable - Others                                    5,000       5,000
 Accounts Payable                                         57,700      36,500
 Accrued Compensation and Benefits                       219,900     133,700
 Accrued Interest - Shareholders & Others                122,200      97,900
 Warranty Reserve                                          3,200       3,200
 Other                                                       700         800

   TOTAL LIABILITIES (ALL CURRENT)                       532,000     395,400

STOCKHOLDERS' DEFICIT
 Preferred Stock, no par value, authorized 5,000,000
 shares; none issued and outstanding.                          0           0
 Common Stock, no par value, authorized 25,000,000
 shares; issued & outstanding, 4,803,804 shares        1,175,900   1,175,900

Accumulated deficit                                   (1,519,200) (1,386,200)
                                                        (343,300)   (210,300)
                                                      $  188,700  $  185,100






                      See notes to condensed financial statements






                            DENCOR ENERGY COST CONTROLS, INC.

                                STATEMENTS OF OPERATIONS
                                     (unaudited)

                                     Three Months           Nine Months
                                     Ended Sept.30          Ended Sept.30
                                 1999         1998      1999           1998

REVENUES:
 Net Sales                   $ 74,200   $   78,600   $ 200,600     $ 267,800
 Interest and Other             1,700        1,900       5,300         6,600
       TOTAL REVENUES          75,900       80,500     205,900       274,400

COSTS AND EXPENSES:
 Cost of Products Sold         53,500       41,100     126,400       129,000
 Selling                        3,600        4,300      13,400        14,600
 General and Administrative    30,500       35,000     108,400       106,000
 Research and Development      22,300       19,300      65,200        56,300
 Interest                       9,300        6,200      25,500        19,300
                              119,200      105,900     338,900       325,200

NET LOSS                     $(43,300)    $(25,400)  $(133,000)     $(50,800)

NET LOSS PER
 COMMON SHARE:             $    (0.01)   $   (0.01)  $   (0.02)    $   (0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING          4,803,804    4,801,304    4,803,804    4,126,615



                     See notes to condensed financial statements




                        DENCOR ENERGY COST CONTROLS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 Nine Months Ended Sept. 30
                                                  1999                 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(133,000)         $( 50,800)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
 Changes in operating assets and liabilities:
    Accounts and other receivables                (3,700)           (16,700)
    Inventories                                   (2,200)            (9,000)
    Other assets                                  (1,900)           (12,100)
    Long term receivables                            600                700
    Accounts payable                              21,200              8,800
    Accrued compensation and benefits             86,200             50,800
    Accrued interest - shareholders & others      24,300             18,700
  Deposits and other liabilities                    (100)            (2,700)
    Total adjustments                            124,400             38,500

 Net cash used in operating activities            (8,600)           (12,300)

Cash flows from financing activities:
    Proceeds from Private Placement of Stock           0               3,300
    Proceeds from Notes Payable-Shareholders       5,000               9,000
    Principal payment on Notes Payable Shareholder    (0)             (6,000)
    Net cash provided by financing activities      5,000               6,300
Net increase (decrease) in cash                   (3,600)             (6,000)

Cash beginning of year                             8,300               8,300

Cash end of quarter                                4,700            $  2,300

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

      In the opinion of the Management, the accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of Sept. 30, 1999, and the results of operations and cash flows for the nine months and three months ended Sept. 30, 1999 and 1998.

      The results of operations for the three and nine month periods ended Sept. 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

      As of the end of Third Quarter, 1999, the Company had no long-term debt.

C.  Common Stock:

      During the Third Quarter of 1999, the Company sold no restricted stock. During the Third Quarter of 1999 the total number of shares the company has authority to issue was raised to 30,000,000, consisting of 25,000,000 of no par value common stock and 5,000,000 shares of no par value of preferred stock.


Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

Third quarter sales of $74,200 were approximately 6% less than the $78,600 for the comparable period in 1998. The decrease is primarily a result of a decrease in sales to dealers. The nine-month sales were 25% less than the nine-month sales the previous year. The decrease was due to a de-crease in both utility sales and dealer sales.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales increased approximately 20% to 72.1% for the third quarter of 1999 compared with the same period in the prior year. For the nine month period the cost of products sold increased to 63.0% compared to 48.2% the same period the prior year.
This decrease in gross margin percentage is primarily due to a decrease in the production efficiency resulting from lower production volume.

Selling expenses for the third quarter of 1999, as percentage of net sales, decreased by 0.6% compared to the same period in the prior year.

General and Administrative expenses as a percentage of net sales for the third quarter of 1999 decreased to 41.1% compared to 44.5% in the same period in the prior year. The decrease resulted from decreased administrative personnel time.

Research and Development expenses, as a percentage of net sales, for the second quarter increased to 30.1% from 24.6% in the same quarter in the prior year. The increase resulted from new product development.

EARNINGS

The net loss for the third quarter was $43,300 compared to a net loss of $25,000 for the same period in the prior year. The losses were due to the decrease in sales and decreased margin.

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

The Company's current ratio is .33 at Quarter ended Sept. 30, 1999. Man-agement believes the acid ratio (cash and accounts receivable divided by current liabilities) of .05 is below the limits of reasonable liquidity.

YEAR 2000
The Company has installed new software to make its accounting system year 2000 compliant. The Company has determined its products are year 2000 compliant and that there are no year 2000 issues in its production processes. The Company is surveying its vendors for year 2000 compliance. Also, as part of the Company's contingency plan, in the event that there are interruptions in obtaining parts from current suppliers several potential suppliers have been identified for each part purchased. The Company will be dependent on the power, communication, transportion and water infra-structures. The cost of compliance is not expected to be material.

                      DENCOR ENERGY COST CONTROLS, INC.

                         PART II - OTHER INFORMATION

         Items 1 through 5 would appear to require no answers according to the instructions.

Item 5.  Exhibits And Reports On Form 8-K
      (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
                3.  Articles of Incorporation.
               27.  Financial Data Schedule.
      (b) During the quarter ended Sept. 30, 1999, the Registrant filed no reports on Form 8-K.

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

                                                 Date: November 5, 1999