Form 10KSB
period 1999-12-31
DENCOR ENERGY COST CONTROLS INC
filed 2000-04-03
CIK 312066

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________________

                      Commission file number 0-9255

                    Dencor Energy Cost Controls, Inc.
         (Exact name of registrant as specified in its charter)

           Colorado                                         84-0658020
 (State or other jurisdiction of      ( I.R.S. Employer Identification No.)
 incorporation or organization)

            1450 West Evans, Denver, Colorado        80223
        (Address Of Principal Executive Offices)   (Zip Code)

Issuer's telephone number, including area code:  (303) 922-1888

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

State issuer's revenues for its most recent fiscal year. $254,000

As of February 28, 2000 there were 6,549,804 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($0.225) and the asked price ($0.334) reported by brokers) held by non-affiliates was approximately $1,149,900.

Transitional Small Business Disclosure Format (check one):  Yes     ;  No  X

PART I

ITEM 1.  Business

(a) General Development of Business. Dencor Energy Cost Controls, Inc. (the "Company") was incorporated on January 16, 1974, under the laws of the State of Colorado for the purpose of developing, manufacturing, and marketing electronic devices. Currently, the Company's primary activity is the manufacture and sale of electrical demand controllers which manage electricity consumed in residences and commercial establishments and energy control devices used by utilities to modify residential energy use patterns. The Company has its headquarters, production facilities, and research and development laboratories in Denver, Colorado.

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

A demand controller monitors the total power consumption and turns off selected loads, typically heating circuits, during peak consumption periods, restoring them at the end of that period. The controller automatically keeps the consumption within the level selected. The principal markets for residential demand control systems are in regions served by utilities with a demand rate for residential customers. The residential demand controller is designed for homes heated electrically by baseboard heaters, radiant heaters, heat pumps, electric boilers and electric furnaces, and may also be used to control air conditioners. The sale of residential demand control systems contributed 31% of total Company sales during 1999.

	(ii) Energy Management Systems - Commercial

The Company has developed demand controllers for commercial buildings. One model of the commercial systems includes a graphics system to interface commercial demand controllers to computers using the windows operating system.
 These controllers are designed to permit demand monitoring and controller parameter changes from a remote location by use of telephone lines and a modem. This graphics system can display minute-by-minute demand data as well as 15-minute, daily summaries. All data is also stored in an Access database on computer disk for later inspection. The sale of commercial demand control systems contributed 19% of total Company sales during 1999.




	(iii) Special Utility Products


During 1999, the Company introduced equipment to monitor and report power outages. The Company has developed a series of products used to control water heaters, space heaters, and air conditioners for specific utility applications. Sales of special utility products increased to 50% of total Company sales in 1999 from 3% in the prior year. The Company anticipates a gradual growth in this portion of the business.

	(2) Distribution Methods of Products

The Company's demand control systems are currently being marketed through traditional electrical distribution channels. They are being sold to electrical distributors who, in turn, market and distribute these systems to electrical contractors who provide installation services to the builder or to the consumer. The Company also sells to dealers who specialize in selling energy products to customers and also utilizes manufacturer's representatives to promote the distribution of its products. The Company also sells to organizations that have lease/purchase plans with customers. This enables the customer to realize cost savings that usually approximate or exceed the lease payments.

	(3) Status of any Publicly Announced New Products or Services

During 1998 the Company began the development of equipment to monitor and report power outages. This equipment entered production during the second quarter of 1999.

	(4) Competitive Conditions

Competition is intense in the energy management control system market. The Company competes directly with several relatively small electronic companies in its residential controller market and with the major manufacturers of electrical controls for its commercial demand controllers.

Several companies manufacture systems that are similar in concept to the Company's demand controllers. Many of the companies with which the Company competes and will be competing in both the residential and commercial market have substantially greater financial and technical capabilities. Products of these companies often compete directly with those being offered by the Company and with those currently in development.

The Company strives to produce high quality products that may be priced slightly higher than the competition.

	(5) Sources and Availability of Raw Materials

The Company has approximately 17 suppliers for its components. Its semi-conductor components are made by a variety of primary semi-conductor manufacturers. The Company also has components made to order from several local and national vendors. It is believed that adequate sources are available and the Company has had no significant difficulty in obtaining components. The Company believes other alternate sources are available if required. The principal suppliers are Advanced Circuits, B-Line, Deltrol, and Future Electronics. Its suppliers' productive capacities are believed to be sufficient to meet any rapid delivery requirements of customers or to any continuous allotment of goods.


	(6) Major Customers

During 1999, two major customers accounted for 39% of the Company's net sales.
 These customers are not affiliated with the Company. The loss of either of these customers may adversely affect the Company's business.

As of February 28, 2000, the Company had a backlog of orders totaling $3,900 consisting of equipment orders from distributors and utilities. The Company anticipates filling these orders during the current year. The backlog of orders as of February 28, 1999 was $17,400.

	(7) Patents

Most of the Company's demand control systems are not protected by patents. While management believes that patent protection may be desirable in some instances, it does not consider such protection essential to the ultimate success of the Company. A patent was issued April 4, 1989 for a Variable-Limit Demand Controller for Metering Electrical Energy. In 1991, the Company entered into a non-exclusive licensing agreement with an unrelated third party for use of the Company's patent. A patent was issued October 7, 1997 for an Adaptive Load Cycler for Controlled Reduction of Energy Use.

	(8) Government Approval

There is no requirement for government approval of principal products or services. The Company has no government contracts.

	(9) Government Regulations

There is no known material effect from known or probable government regulations.

	(10) Research and Development

In the fiscal years ended December 31, 1999 and 1998 the Company expended $95,200 and $81,200, respectively, on Company sponsored research and development activities. The Company plans to continue research and development activities during 2000.

	(11) Environmental Protection

The Company's compliance with federal, state, and local laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment does not have a material impact on the Company's capital expenditures.

	(12) Employees

On February 28, 2000, the Company had 4 full-time employees and 1 part-time employee. Two were engaged in administration, two in production, and one in engineering research and development.

ITEM 2.  Properties

The Company leases 5,100 sq. ft. of office, research and development, sales, and manufacturing space at 1450 West Evans, Denver, Colorado for $2,921/month.
 Management considers these facilities to be adequate for its requirements for the immediate future. This lease expires in April 2002 and has a 6-month cancellation clause.

See Note 7 of the Notes to Financial Statements for additional information about the Company's commitments under terms of non-cancelable leases.

ITEM 3.  Legal Proceedings

The Company is not a party to any legal proceedings, including any ordinary routine litigation incidental to its business, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter.


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) The principal market on which the Company's common stock is traded on the OTC Bulletin Board. The table below presents the high and low bid price for the Company's common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from brokers who make a market in the Company's securities.

                           Bid                                   Bid
Quarter Ended        Low        High      Quarter Ended    Low        High

    03/31/99         $.05       $.05          03/31/98     $.03       $.05
    06/30/99          .05        .05          06/30/98      .05        .06
    09/30/99          .05        .05          09/30/98      .03        .06
    12/31/99          .01        .01          12/31/98      .03        .06
The high and low bid quotations on March 7, 2000 were $.225 and $.225, respectively.

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of February 28, 2000 was 430.

(c) The Registrant has paid no dividends from inception to date and does not currently intend to do so.

ITEM 6.  Management's Discussion and Analysis

(a) Selected Financial Data
                                             Year Ended December 31
                              1999      1998      1997       1996      1995

Net Sales                   $247,700   $318,200  $437,700  $388,700  $567,900

Net Income (Loss)           (235,600)  (153,100)  (74,200)  (74.400)   11,300
Net Income (Loss) Per
Common Share                    (.05)      (.03)     (.02)     (.02)       *


Weighted Average
Common Shares
Outstanding                 4,854,231 4,296,674 3,671,304 3,671,304 3,671,304
* Less than $.01 per share


AT YEAR END
                                             Year Ended December 31

                                 1999      1998       1997      1996     1995

Total Assets                  $167,200  $172,500  $201,700  $217,400  $275,800
Working Capital (Deficiency)  (439,900) (222,900) (102,600)  (16,700)   50,600
Shareholders' Equity (Deficit)(431,300) (210,300)  (85,500)  (11,300)   63,100

No dividends have been declared or paid for any of the periods presented.

(b) Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements for the year ended December 31, 1999 included a "going concern" explanatory paragraph, which means that the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1999 financial statements.

The Company considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include the Current Ratio, which is the ratio of current assets to current liabilities and the Sales to Total Assets Ratio. Working capital is current assets less current liabilities.

                                      1999     1998      1997
Current Ratio                         .26       .44       .64
Sales to Total Assets                1.48      1.72      2.17

The major factors affecting these ratios were the net losses for 1999, 1998 and 1997. The Company has made extensive use of short-term debt as summarized in the following table:

                                       Maximum       Average      Weighted
                           Weighted     amount        amount       average
               Balance at   average   outstanding  outstanding    interest
                 end of    interest    during the   during the  rate during
Notes Payable    period      rate        period       period       period

Shareholders    $121,400    18.2%      $143,300       $125,800       18.2%
Others             5,000    18.0%         5,000          5,000       18.0%

The weighted average interest rate during the period was based on the outstanding balance and interest rate at each month-end for each note. The Company anticipates continuing short term borrowing in 2000. The Company currently has no line of credit. If working capital beyond that provided by cash flow is needed, additional debt financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stockholder loans, or sales of stock through private placements, although no assurances can be given that financing will be available. The Company at present has no long-term debt.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. This statement is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.


YEAR 2000

The Company did not experience any Year 2000 problems with its accounting system, its products, or production processes. The Company has no information that indicates key vendors, service providers, or any third parties, may be unable to sell or purchase from the Company because of any Year 2000 compliance problems they may have.


(c) Results of Operations

The Company's sales in 1999 of $247,200 were 22% lower than the net sales of $318,200 in 1998. Approximately 60% of the sales decrease was due to dealer sales decreases. Dealers who went out of business were the privary cause of the decrease in dealer rates. A decrease in distributor sales also resulted in 30% of the sales decrease. The net loss for 1999 was $235,600 compared to net loss of $153,100 in the prior year.

Gross Margins. The gross margin was $78,200, 32% of sales, for 1999 compared to $138,300, 43% of sales for 1998. The decrease in the gross margin was due to decreased production efficiency caused by decreased sales volume.

Selling Expenses. Selling expenses were $14,400, 5.8% of sales, in 1999 compared to $20,400, 6.4% of sales, in 1998.

General and Administrative Expense. General and administrative expenses were $172,200, 69.5% of sales, in 1999 compared to $156,300, 49.1% of sales, in
1998. The increase was due to outside advisor expenses as well as an increase in rent, business taxes and fees.

Research and Development. Research and development expenses increased 17.2% to $95,200 in 1999 compared to $81,200 in 1998. The increase was due to an increase in software development activity.

Inflation. Inflation has no significant impact on the operations of the Company.

Management's Plans. The Company's 2000 operating plan includes achieving increased sales goals and continuing its cost reduction program. Management believes that actions presently being taken to revise the Company's operating and financial requirements will enable the Company to meet its cash flow needs during 2000. The Company may also seek strategic acquisitions or mergers. In January, 2000 the Company completed a private placement of 800,000 shares of common stock and received $16,000.


ITEM 7.  Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Dencor Energy Cost Controls, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, shareholders' deficit and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dencor Energy Cost Controls, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   As discussed in Note 2 to the
financial statements, the Company reported a $235,600 net loss for the year ended December 31, 1999, and a shareholders' deficit and a working capital deficiency of $431,300 and $439,900 respectively, as of December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GELFOND HOCHSTADT PANGBURN,P.C.

Denver, Colorado
February 29, 2000

                         DENCOR ENERGY COST CONTROLS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1999

ASSETS

Current assets:
 Cash                                                            $        500
 Accounts receivable, net of allowance
  for doubtful accounts of $5,700 (Note 9)                             25,100
  Inventories (Notes 4 and 5)                                         127,900
 Prepaids and other                                                     5,100
     Total current assets                                             158,600

Furniture and equipment                                               213,300
Less accumulated depreciation                                         213,300



Long-term receivables, net of allowance
 for doubtful receivables of $11,400 (Note 3)                           8,600

                                                                $     167,200


	LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Notes payable - shareholders (Note 5)                           $    121,400
 Notes Payable - other (Note 5)                                         5,000
 Accounts payable                                                      65,200
 Accrued compensation and benefits                                    272,100
 Accrued interest and other - shareholders (Note 5)                   130,600
 Warranty reserve                                                       3,200
 Other                                                                  1,000
     Total liabilities (all current)                                  598,500

Commitments (Note 7)

Shareholders' deficit (Note 8):
 Preferred Stock, no par value, authorized 5,000,000 shares;
 none issued and outstanding
 Common Stock, no par value, authorized 25,000,000 shares;
 issued and outstanding, 5,749,804 shares               											 1,190,600
 Accumulated deficit                                               (1,621,900)
                                                                     (431,300)

                                                                 $    167,200

                           See notes to financial statements.

                           DENCOR ENERGY COST CONTROLS, INC.

                             STATEMENTS OF OPERATIONS

                        YEARS ENDED DECEMBER 31,1999 AND 1998


                                              1999              1998
Revenues:
  Net sales                            $    247,700      $    318,200
  Interest and other                          6,300             8,400
                                            254,000           326,600

Costs and expenses:
  Cost of products sold                     169,500           179,900
  Selling                                    14,400            20,400
  General and administrative                172,200           156,300
  Research and development                   95,200            81,200
  Provision for doubtful
  receivables                                 4,200            16,100
  Interest, substantially to
  related parties (Note 5)                   34,100            25,800

                                            489,600           479,700


Net loss                                $  (235,600)     $   (153,100)

Loss per common share                   $      (.05)     $       (.03)

Weighted average common shares
 outstanding                              4,858,231         4,296,674


                           See notes to financial statements.

                           DENCOR ENERGY COST CONTROLS, INC.

                          STATEMENTS OF SHAREHOLDERS' DEFICIT

                        YEARS ENDED DECEMBER 31,1999 AND 1998


                               Common Stock
                                                 Accumulated     Shareholders'
                             Shares   Amount       deficit    equity (deficit)


Balances, January 1, 1998   3,671,304  $1,147,500  ($1,233,200)     ($85,700)


Issuance of common stock
in exchange for debt        1,000,000      25,000                     25,000

Issuance of common stock in
private placement             132,500       3,300                      3,300

Net loss                                              (153,100)     (153,100)

Balances, December 31, 1998 4,803,804  $1,175,800  $(1,386,300)  $  (210,500)


Issuance of common stock
for services                  750,000      11,700                     11,700

Issuance of common stock
for compensation              196,000       3,100                      3,100


Net loss                                              (235,600)     (235,600)

Balances, December 31, 1999 5,749,804  $1,190,600  $(1,621,900)  $  (431,300)


                           See notes to financial statements.

                           DENCOR ENERGY COST CONTROLS, INC.

                               STATEMENTS OF CASH FLOWS

                        YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                          1999          1998
Cash flows from operating activities:
 Net loss                                              $(235,600)  $ (153,100)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Provision for doubtful receivables                      (4,100)      16,100
  Non-cash expense incurred upon issuance                 14,800
   of common stock
Changes in operating assets and
liabilities:
Accounts receivable                                       (1,000)     (13,600)
Inventories                                               10,200       11,600
Prepaids and other                                         1,000
Long term receivables                                      4,000        2,500
Accounts payable                                          28,600      (15,000)
Accrued compensation and benefits                        138,500       97,100
Accrued interest and other - shareholders                 32,700       25,700
      Other liabilities                                                (4,400)
 Total adjustments                                       224,700      120,000

Net cash used in
  operating activities                                   (10,900)     (33,100)


Cash flows from financing activities:
 Proceeds from notes payable - shareholders               13,100       30,800
 Proceeds from notes payable - others                     20,000        5,000
 Principle payments on notes payable - shareholders      (10,000)      (6,000)
 Principle payments on notes payable - Others            (20,000)
 Proceeds from private placement of common stock                        3,300
Net cash provided by financing activities                  3,100       33,100

Net decrease in cash                                      (7,800)           0

Cash, beginning                                            8,300        8,300

Cash, ending                                          $      500     $  8,300

Supplemental disclosure of cash flow
 information:


    Cash paid during the year for interest            $      1,400    $    300


                       See notes to financial statements.

                       DENCOR ENERGY COST CONTROLS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31,1999 AND 1998


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

Furniture, equipment, and depreciation:

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of three to five years. As of December 31, 1999, all furniture and equipment has been fully depreciated.

Research and development:

Research and development costs are charged to operations as incurred.

Product warranties:

Estimated costs related to product warranties are provided for at the time of sale.

Loss per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities other than contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options are not considered in the calculation, as the impact of the potential common shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

                  DENCOR ENERGY COST CONTROLS, INC.

                YEARS ENDED DECEMBER 31,1999 AND 1998


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


 Comprehensive income:

 Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. During the years ended December 31, 1999 and 1998, the Company had no items of comprehensive income.

 Recently issued accounting standards:

 In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

 Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. SAFS No. 123 allows companies to choose whether to accountfor employee stock-based compensation on a fair value method, or to account for such compensation under intrinsic value method prescribed in Accounting
 Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has chosen to account for employee stock-based compensation using APB 25.

                     DENCOR ENERGY COST CONTROLS, INC.

                  YEARS ENDED DECEMBER 31,1999 AND 1998


2. Going concern, results of operations, and management's plans:

 The Company's financial statements for the year ended December 31, 1999 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 1999, the Company reported a $235,600 net loss and a shareholders' deficit and a working capital deficiency of $439,900 and $444,900, respectively, at December 31, 1999. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

 As described In Note 8, in January 2000, the Company sold 800,000 shares of common stock for $16,000. Additionally the Company's 2000 operating plan includes achieving increased sales goals and maintaining its cost reduction program, which primarily includes a reduction in labor costs. The Company may also seek strategic acquisitions or mergers. Management believes that actions presently being taken under its 2000 operating plan will enable the Company to meet its cash needs in 2000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Long-term receivables:

 Long-term receivables consist of a $6,000 promissory note and other receivables due on demand from a customer. The promissory note bears interest at 18% and is unsecured.

4. Inventories:

 Inventories at December 31, 1999 consist of:

     Finished products                                         $   8,000
     Work in progress - sub-assemblies                            34,300
     Raw materials - component parts                              85,600
                                                               $ 127,900

 The elements of cost in inventories include materials, labor and overhead.

5. Notes payable - shareholders and other:

 The notes payable to shareholders and other are due on demand, and bear interest at 12% to 18.25% per year. Notes payable to shareholders and other of $25,000 are collaterized by the Company's inventory. The remaining notes payable shareholders are unsecured. The weighted average interest rate during the years ended December 31, 1999 and 1998 was approximately 18.3%. Interest expense of approximately $34,100 and $25,500 associated with these notes payable was charged to operations for the years ended December 31, 1999 and 1998, respectively. In January 2000, the Company issued a note payable for $3000 to a related party which is due on demand and bears interest at 18.25%. The note is collaterized by the Company's inventory.

                   DENCOR ENERGY COST CONTROLS, INC.

                   YEARS ENDED DECEMBER 31,1999 AND 1998


6. Income taxes:

 The components of deferred tax assets as of December 31, 1999  were as follows:

      Current deferred tax assets:                   1999
       Receivables, due to
       allowance for doubtful accounts               3,400
       Inventories, due to obsolescence reserve
       and additional costs inventoried for tax
       purposes                                     20,500
       Unpaid Salary expense                        43,100
       Compensated absences                          6,700
       Warranty reserve                                600
       Total current gross deferred tax assets      74,300
       Less valuation allowance                    (74,300)
      Net current deferred tax assets            $     -

     Noncurrent deferred tax assets:
      Net operating loss carryforwards             166,300
      Other tax credits carryforwards               46,000

     Total noncurrent gross deferred tax assets    213,300
     Less valuation allowance                     (213,300)
     Net noncurrent deferred tax assets          $       -

     The net increase during the year in the total valuation allowance was $1,300. The difference between taxes computed at the statutory federal tax rate and the effective tax rate is reconciled below:
                                                      Years ended December 31,
                                                        1999           1998

        Income tax benefit computed at
         statutory federal tax rate                   $ 53,900      $  33,300
        Deferred tax benefit not recognized            (53,900)       (33,300)
        Income tax benefit computed at the
         effective tax rate                          $      -        $      -

                      DENCOR ENERGY COST CONTROLS, INC.

                     YEARS ENDED DECEMBER 31,1999 AND 1998


6. Income taxes (continued)

 At December 31, 1999, the Company had net operating loss and general business credit carryforwards which may be used to reduce future taxable income and taxes payable, respectively, and which expire through 2019 as follows:
                                                    Net           General
                                                 operating       business
                                                   loss           credit
                                               carryforwards   carryforwards
             2000
             2001
             2002                                  151,900
             2003
             2004
             Thereafter                            577,000         45,700
                                                  $728,900       $ 46,000
7. Commitments:

 The Company leases certain equipment under non-cancelable operating leases that expire in 2004. The Company leases its facility under operating leases that expire in April 2002 with a 6-month cancellation clause. Future rentals at December 31, 1999, on the non-cancelable portion of operating leases for its facility and equipment are approximately $27,000. Future facility lease rental for the remainder of the Company's 3-year facility lease is $87,600. Lease rental expense of approximately $38,600 and $41,400 were charged to operations for the years ended December 31, 1999 and 1998, respectively.

8. Shareholders' equity:

 Common stock:

 During 1999, the Company issued 196,000 shares of common stock under a restricted stock bonus plan. The Company also issued 750,000 shares of common stock to financial advisors for consulting services. The value of the services rendered was based on the fair market value of the common stock on the date of the grant. On January 4, 2000 the Company issued 800,000 shares of common stock in a private placement at $0.02/share.

 Stock Options:

 For the year ended December 31, 1999, options to purchase 750,000 shares of common stock at $.02 per share were granted to financial advisors of the Company. These options are exercisable from December 1999 through December 2002.

 Compensation expense, as computed under the Black, Scholes method, consistent with the guidance of SFAS No. 123, was not material. The Company calculated the fair value of the options with the following assumptions: dividend yield at 0%; weighted average expected option term of three years; risk free interest rate of 6.24%; and 90% volatility for the year ended December 31, 1999.

9. Concentration of credit risk:

 The Company extends credit based on an evaluation of each customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

 During 1999, two customers accounted for approximately 28% and 11% of net sales. During 1998, four customers accounted for approximately 18%, 12%, 11% and 10% of net sales. As of December 31, 1999, all of the Company's long-term receivables were due from a single customer.

                     DENCOR ENERGY COST CONTROLS, INC.

                   YEARS ENDED DECEMBER 31,1999 AND 1998


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


ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

	None
PART III

ITEM 9.  Directors and Executive Officers of the Registrant

	(a)  Identification of Directors

The following information, as of February 28, 2000, is furnished with respect to each Director:

                                Year First
                                Elected as
 Name of Director        Age     Director          Position with Company

Theodore A. Hedman        61       1988     Director, Vice President,
Treasurer
                                            Secretary, Manager of Engineering

Edmund Barbour            76       1997     Director

Maynard L. Moe            65       1974     Chairman of Board and President

All Directors serve for one-year terms which expire at the annual shareholders meeting in 2000. For the period ended December 31, 1999, all corporate officers were also directors.

	(b)  Identification of Executive Officers
                                                      Position
  Name of Officer        Age                (Date Elected To Position)


Theodore A. Hedman        61       Director, Vice Pres., Secretary, Treasurer
                                   Manager of Engineering (March 24, 1988)

Maynard L. Moe            65       Chairman of the Board & President
                                   (January 16, 1974); Director

All Officers serve at the pleasure of the Board.

There are no family relationships among the officers or directors listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers.

Dr. Moe has served as President for the Company since 1974.

Mr. Hedman has been Manager of Engineering for the Company since 1979.

Since 1987, Edmund Barbour has been an economics consultant.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on information furnished to the Company, no officer, director, or ten percent shareholder failed to file on a timely basis reports on Forms 3, 4, or 5 during the most recent two fiscal years.

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

Summary Compensation Table

                        Annual Compensation     Long Term Compensation
                                                                           All
                                     Other     Restricted                Other
Name and                             Annual      Stock            LTIP Compen-
Principal    Fiscal Salary  Bonus Compensation   Awards Options Payouts sation
Position      Year   ($)     ($)      ($)                   #      ($)     (4)
                     (1)     (2)      (3)          (4)     (5)     (6)     (7)

Maynard Moe   1999  $64,320  -0-      -0-          -0-     -0-     -0-     -0-
Chief Execu-
tive Officer, 1998   69,700  -0-      -0-          -0-     -0-     -0-     -0-
President and
a Director    1997   68,600  -0-      -0-          -0-     -0-     -0-     -0-

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)	During the periods covered by the Summary Compensation Table, the
Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4)	During the periods covered by the Summary Compensation Table, the
Company did not make any award of restricted stock except as noted in the Restricted Stock Bonus Plan below.

(5)	The Company has had no stock option plans.

(6)	The Company has a Restricted Stock Bonus Plan, the purpose of which is to attract and retain qualified personnel for responsible positions. The Company had remaining 196,000 shares of the Company's authorized but unissued common stock as of December 31, 1999, to be awarded as stock bonuses to employees, not including Dr. Moe. Stock bonuses are awarded, as an incentive to contribute to the success of the Company, at the discretion of a stock bonus committee, consisting of not less than two directors, from a list of recommendations submitted periodically by the President. The plan may be amended, modified, suspended or withdrawn at any time by the Board of Directors. During the periods covered by the Summary Compensation Table, the remaining 196,000 shares of the Company's authorized but unissued common stock valued at $3,100 was awarded to an employee. No shares remain in the Stock Bonus Plan.

(7)	No other compensation

(8)	Compensation Pursuant to Plans

	Dr. Moe, for the year 2000, will receive an annual salary of $69,700 payable in substantially equal monthly installments. Dr. Moe will also receive additional compensation equal to two percent of the Company's first $100,000 pre-tax net profits, plus four percent of pre-tax profits from $100,000 to $200,000 plus six percent of the pre-tax profits in excess of $200,000.

Compensation of Directors

	The Company pays its non-employee director $100 per Directors' Meeting attended. It is anticipated that no more than twelve meetings will occur each year.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

	(a) Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on February 28, 2000, are listed below:

                                                                 Percent
                   Name & Address of     Amount and Nature of       of
Title of Class     Beneficial Owners     Beneficial Ownership    Class (w)

Common Stock        Maynard L. Moe         1,203,650 (x)           18.4
No Par Value        2309 South Jackson
                    Denver, CO  80210

                    Theodore A. Hedman        844,300(y)           12.9
                    5445 South Camargo Road
                    Littleton, CO  80123

                    Edmund & Regina Barbour   460,000               7.0
                    2765 S. Golden Way
                    Denver, CO  80227

                    Bruce Glenn Family        350,000               5.3
                    28456 Clover Lane
                    Evergreen, CO  80439

                    Brett P. Guarrero         375,000               5.7
                    9016 Vance, #205
                    Westminster, CO  80021

                    Paul Knight               375,000               5.7
                    PO Box 3476
                    Englewood, CO  80155


         (w) On February 28, 2000, there were 6,549,804 shares of common stock issued and outstanding.

         (x) Includes 409,650 shares owned of record by Carol M. Moe, wife of Maynard L. Moe.

          (y) Includes 35,800 shares owned of record by Charlotte Hedman, wife of Theodore A. Hedman.

     (b) Security Ownership of Management

The following table sets forth the number of shares owned beneficially on February 28, 2000, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.



                                                                     Percent
                 Name & Address of     Amount and Nature of             of
Title of Class   Beneficial Owners     Beneficial Ownership         Class (w)

Common Stock      Maynard L. Moe            1,203,650 (x)              18.4
                  2309 South Jackson
                  Denver, CO  80210

                  Theodore A. Hedman          844,300 (y)              12.9
                  5445 South Camargo Road
                  Littleton, CO  80123

                  Edmund Barbour              460,000                   7.0
                  2765 S. Golden Way
                  Denver, CO  80227

                  Executive Officers        2,507,950                  38.3
                  and Directors as a
                  group

             (w) On February 28, 2000, there were 6,549,804 shares of common stock issued and outstanding.

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

     Balance Sheet - December 31, 1999 . . . . . . . . . . . . . . . . . . . 9

     Statements of Operations - years ended
           December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . .10

     Statements of Shareholders' Deficit - years ended
           December 31, 1999 and 1998  . . . . . . . . . . . . . . . . . . .11

     Statements of Cash Flows - years ended
           December 31, 1999 and 1998  . . . . . . . . . . . . . . . . . . .12

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .13

2.	Exhibits

3.	Articles of Incorporation and By-Laws are incorporated by
	reference to Exhibit No. 1 of Form 10 filed May 5, 1980.

	27. Financial Data Schedule

	(b) Reports On Form 8-K

	There were no reports on Form 8-K for the three months ended December
	31, 1999.

SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Dencor Energy Cost Controls, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENCOR ENERGY COST CONTROLS, INC.


	by: MAYNARD L. MOE
                              President

Date:  March 24, 2000

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


March 29, 2000                        THEODORE A. HEDMAN
Date 				Director/Vice President /Secretary/Treasurer



March 29, 2000                        EDMUND BARBOUR
Date 				Director



March 29, 2000                        MAYNARD L. MOE
Date                                  Director/Principal Executive Officer