Form 10QSB
period 2000-03-31
DENCOR ENERGY COST CONTROLS INC
filed 2000-05-15
CIK 312066

UNITED STATES

                  	SECURITIES AND EXCHANGE COMMISSION

                       	Washington, D.C. 20549

                              	FORM 10-QSB
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes   X    No

	APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
6,549,804 shares issued, at May 10, 2000.

	Transitional Small Business Disclosure Format

Yes        No   X

                    DENCOR ENERGY COST CONTROLS, INC.
                                  INDEX


                                                                   Page

PART I 	FINANCIAL INFORMATION

Item 1.	Condensed financial statements:

        Independent accountant's report                               1

        Balance sheets - March 31, 2000 and December 31, 1999         2

        Statements of  operations - three months ended
                 March 31, 2000 and 1999                              3

        Statements of cash flows - three months ended
                 March 31, 2000 and 1999                              4

        Notes to consolidated financial statements                    5

Item 2.  Management's discussion and analysis                         5

PART II. OTHER INFORMATION

Item 1-5         N/A

Item 6.	Exhibits and reports on Form 8-K                              6

        Signatures                                                    6

                    INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have reviewed the accompanying condensed balance sheet of Dencor Energy Cost Controls, Inc. as of March 31, 2000, and the related condensed statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2000, we expressed an unqualified opinion, which included an explanatory paragraph relating to the Company's ability to continue as a going concern, on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 12, 2000

                         DENCOR ENERGY COST CONTROLS, INC.

                          PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
    (Condensed Balance Sheets)

           ASSETS                               March 31,     December 31,
                                                   2000            1999

                                                (unaudited)
CURRENT ASSETS:
Cash                                               $  5,000       $    500
Accounts Receivable, net of allowance for
 doubtful accounts of $5,700                         14,900         25,100
Inventories                                         126,600        127,900
Prepaids and other                                    9,300          5,100

   TOTAL CURRENT ASSETS                             155,800        158,600

Furniture and Equipment                             213,300        213,300
Less Accumulated Depreciation                      (213,300)      (213,300)

Long term receivables, net of allowance for
doubtful receivables of $11,400                       8,700          8,600

                                                   $164,500       $167,200

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Notes Payable - Shareholders                      $144,000       $121,400
 Notes Payable - Other                                    0          5,000
 Accounts Payable                                    52,200         65,200
 Accrued Compensation and Benefits                  300,700        272,100
 Accrued Interest - Shareholders                    135,300        130,600
 Warranty Reserve                                     3,200          3,200
 Other                                                1,200          1,000

   TOTAL LIABILITIES (all current)                  636,600        598,500

SHAREHOLDERS' DEFICIT
 Preferred Stock, no par value, authorized
 5,000,000 shares, none issued and outstanding
 Common Stock, no par value, authorized
 25,000,000 shares; issued and outstanding,
 6,549,804 shares at March 31, 2000,
 5,749,804 shares at December 31, 1999             1,206,600     1,190,600
 Accumulated deficit                              (1,678,700)   (1,621,900)
 Stockholders  deficit                              (472,100)     (431,300)

                                                  $  164,500    $  167,200

	See notes to condensed financial statements.

                         DENCOR ENERGY COST CONTROLS, INC.

                         CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                     Three Months
                                                    Ended March 31
                                                   2000        1999

REVENUES:
 Net Sales                                     $ 41,000     $ 61,400
 Interest and Other                               5,200        2,200
     TOTAL REVENUES                              46,200       63,600


COSTS AND EXPENSES;
 Cost of Products Sold                           32,800       38,100
 Selling                                          3,500        6,300
 General and Administrative                      36,000       37,600
 Research and Development                        21,400       23,500
 Interest                                         9,300        7,800
                                                103,000      113,300

NET LOSS                                      $ (56,800)   $ (49,700)


NET LOSS PER
 COMMON SHARE:                                $   (0.01)   $   (0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                             6,549,804    4,803,804


	See notes to condensed financial statements.

                         	DENCOR ENERGY COST CONTROLS, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
	                                   (unaudited)

                                                  Three Months Ended March 31
                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (56,800)  $ (49,700)

  Adjustments to reconcile net loss to net cash
   used in operating activities
  Changes in operating assets and liabilities:
   Decrease (increase) in receivables                    10,200     (10,800)
   Decrease in inventories                                1,300	      4,400
   Increase in other assets                              (4,200)     (2,500)
   (Increase) decrease in long-term receivables            (100)        500
   (Decrease) increase in Accounts payable              (13,000)     12,500
   Increase in accrued compensation and benefits         28,600	     31,800
   Increase in accrued interest - shareholders            4,700	      7,800
   Increase (decrease) in other liabilities                 200	       (600)
  Total adjustments                                      27,700      43,100

Net cash used in operating Activities                   (29,100)     (6,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable - shareholders             22,600           0
  Principal payments on notes payable - shareholders     (5,000)          0
  Proceeds from private placement of common stock        16,000	          0
Net cash provided by financing activities                33,600           0

Net increase (decrease) in cash                           4,500	     (6,600)

CASH, beginning of year                                     500       8,300


CASH, end of quarter                                    $ 5,000     $ 1,700


                	See notes to condensed financial statements.

                      DENCOR ENERGY COST CONTROLS, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS


A. The condensed Financial Statements of the Company as of March 31,2000 and for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

     The results of operations for the three-month periods ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with a reading of the financial statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

     As of the end of First Quarter, 2000, the Company had no long-term debt.

C.  Common Stock:

      During the First Quarter, 2000, the Company issued 800,000 shares of common stock in a private placement at $0.02 per share, which was the quoted market price of the Company's common stock on the date of issuance.

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS

NET SALES

First Quarter sales of $41,000 were approximately 33% less than sales of $61,400 for the comparable period in 1999. The decrease is primarily a result of a decrease in sales to utilities.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales increased to 80% for the first quarter of 2000 compared with 62% the same period in the prior year. This increase in cost is primarily due to a decrease in production efficiency resulting from a lower production volume.

Selling expenses as a percentage of net sales for the first quarter of 2000 decreased to 8.5% compared to 10.3% for the same period in the prior year due to a decrease in travel and printing expenses.

General and Administrative expenses for the first quarter 2000 decreased slightly compared to the same period in the prior year due to a decrease in salaries charged.

Research and Development expenses as a percentage of net sales decreased slightly compared to the same period in the prior year.

                          DENCOR ENERGY COST CONTROLS, INC.


EARNINGS

The net loss for the first quarter was $56,800 compared to a net loss of $49,700 for the same period in the prior year. The increase in the net loss was due to the decrease in sales and decrease in gross margin due to lower production volume.

YEAR 2000

The Company did not experience any Year 2000 problems with its accounting system, its products, or production processes. The Company has no information that indicates key vendors, service providers, or any third parties, may be unable to sell or purchase from the Company because of any Year 2000 compliance problems they may have.

LIQUIDITY

The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 1999 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regards to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1999 financial statements.

The Company's current ratio is .24 at the Quarter ended March 31, 2000. Management believes the acid ratio (cash and accounts receivable divided by current liabilities) of 0.03 is below the limits of reasonable liquidity. If working capital beyond that provided by cash flow is needed, additional debt financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stockholder loans although no assurances can be given that financing will be available. The Company may also seek strategic acquisitions or mergers.

                                 PART II - OTHER INFORMATION

Items 1 through 5 would appear to require no answers according to the instructions.

Item 6. Exhibits and Reports On Form 8-K

     (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
            27.  Financial Data Schedule.

      (b) During the quarter ended March 31, 2000, the Registrant did not file any reports on Form 8-K.

                                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					DENCOR ENERGY COST CONTROLS, INC.
					Registrant

					By:/s/	Maynard L. Moe
						President and Principal Accounting Officer

					Date: 	May 12, 2000