Form 10QSB
period 2000-06-30
DENCOR ENERGY COST CONTROLS INC
filed 2000-08-14
CIK 312066

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, DC 20549

                                        FORM 10-QSB
(Mark One)
[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes   X    No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share: 6,549,804 shares outstanding at August 10, 2000.

          Transitional Small Business Disclosure Format

Yes        No   X

                    DENCOR ENERGY COST CONTROLS, INC.

                                  INDEX

                                                                   Page
PART I 	FINANCIAL INFORMATION

Item 1.	Financial statements:

        Independent accountants' report                               1

        Balance sheets - June 30, 2000 and December 31, 1999          2

        Statements of  operations - three and six months ended
                 June 30, 2000 and 1999                               3

        Statements of cash flows - six months ended
                 June 30, 2000 and 1999                               4

        Notes to condensed financial statements                       5

Item 2.  Management's discussion and analysis                         5

PART II. OTHER INFORMATION

Item 1-5         N/A

Item 6.	Exhibits and reports on Form 8-K                              7

        Signatures                                                    7

                    INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have reviewed the accompanying condensed balance sheet of Dencor Energy Cost Controls, Inc. as of June 30, 2000, and the related condensed statement of operations for the three-month and six-month period then ended, and statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2000, we expressed an unqualified opinion (which included an explanatory paragraph relating to the Company's ability to continue as a going concern) on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
August 14, 2000

                          DENCOR ENERGY COST CONTROLS, INC.
                           PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
          (Condensed Balance Sheets)

                    ASSETS                              June 30,  December 31,
                                                          2000           1999
                                                      (unaudited)
CURRENT ASSETS:
Cash                                                 $     2,400    $    500
Accounts Receivable,net of allowance for doubtful
 accounts of $5,700                                       23,800      25,100
Inventories                                              122,800     127,900
Prepaids and Other                                        13,800       5,100

   TOTAL CURRENT ASSETS                                  162,800     158,600

Furniture & Equipment                                    213,300     213,300
Less Accumulated Depreciation                           (213,300)   (213,300)
                                                               0           0

Long term receivables, net of allowance for doubtful
 receivables of $11,400                                    9,900       8,600

                                                        $172,700    $167,200

        LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Notes Payable - Shareholders                           $144,000   $ 121,400
 Notes Payable - Others                                        0       5,000
 Accounts Payable                                         56,800      65,200
 Accrued Compensation and Benefits                       336,200     272,100
 Accrued Interest - Shareholders & Others                145,000     130,600
 Warranty Reserve                                          3,200       3,200
 Other                                                     1,400       1,000

   TOTAL LIABILITIES (All Current)                       686,600     598,500

STOCKHOLDERS' DEFICIT
 Preferred Stock, no par value, authorized
  5,000,000 shares, none issued and outstanding
 Common Stock, no par value, authorized
  25,000,000 shares; issued and outstanding,
  6,549,804 shares at June 30, 2000,
  5,749,804 shares at December 31, 1999
                                                       1,206,600   1,190,600
Accumulated deficit                                   (1,720,500) (1,621,900)
 Stockholders'  Deficit                                 (513,900)   (431,300)
                                                      $  172,700  $  167,200


                      See notes to condensed financial statements.



                            DENCOR ENERGY COST CONTROLS, INC.

                                STATEMENTS OF OPERATIONS
                                     (unaudited)

                                     Three Months           Six Months
                                     Ended June 30          Ended June 30
                                 2000         1999      2000           1999

REVENUES:
 Net Sales                  $  52,600    $  65,000    $ 93,400     $ 126,400
 Interest and Other             1,200        1,400       6,500         3,600
       TOTAL REVENUES          53,800       66,400      99,900       130,000

COSTS AND EXPENSES:
 Cost of Products Sold         29,500       34,800      62,400        72,900
 Selling                        2,500        1,400       5,900         9,800
 General and Administrative    33,300       40,300      69,400        77,900
 Research and Development      20,400       19,400      41,800        42,900
 Interest                       9,800        8,400      19,000        16,200
                               95,500      106,400     198,500       219,700

NET LOSS                   $ ( 41,700)   $( 40,000)  $(98,600)     $( 89,700)

BASIC AND DILUTED NET
 LOSS PER COMMON SHARE:    $    (0.01)   $   (0.01)  $   (0.02)    $   (0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   6,549,804    4,803,804    6,532,124    4,803,804



                     See notes to condensed financial statements.
























                        DENCOR ENERGY COST CONTROLS, INC.
                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                  Six Months Ended June 30,
                                                  2000                 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(98,600)         $( 89,700)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
 Changes in operating assets and liabilities:
    Accounts and other receivables                 1,300            (28,300)
    Inventories                                    5,100            (17,000)
    Other assets                                  (8,700)            (6,000)
    Long term receivables                         (1,300)               200
    Accounts payable                              (8,400)            35,200
    Accrued compensation and benefits             64,100             63,000
    Accrued interest - shareholders & others      14,400             16,200
    Other liabilities                                400               (300)
     Total adjustments                            66,900             63,000

 Net cash used in operating activities           (31,700)           (26,700)

Cash flows from financing activities:
    Proceeds from Private Placement of Stock      16,000                   0
    Proceeds from Notes Payable-Shareholders      22,600               5,000
    Proceeds from Notes Payable - Others          (5,000)             20,000
    Net cash provided by financing activities     33,600              25,000

Net decrease in cash                               1,900              (1,700)

Cash beginning of year                               500               8,300

Cash end of quarter                              $ 2,400            $  6,600


                  See notes to condensed financial statements.


















                          DENCOR ENERGY COST CONTROLS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS


A. The condensed Financial Statements of the Company as of June 30,2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

      In the opinion of the Management, the accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999 and statement of cash flows for the six months ended June 30, 2000.

      The results of operations for the three and six month periods ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

      As of the end of Second Quarter, 2000, the Company had no long-term debt.

C.  Common Stock:

      In January 2000, the Company issued 800,000 shares of common stock in a private placement at $0.02 per share, which was the quoted market price of the Company's common stock on the date of issuance.


Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

Second quarter sales of $52,600 were approximately 19% less than the $65,000 for the comparable period in 1999. The decrease is primarily a result of a decrease in sales to dealers. The first half year sales were 26% less than the first half year sales the previous year. The decrease was due to a de-crease in both utility sales and dealer sales.

COST AND EXPENSE

COST OF PRODUCTS SOLD as a percentage of net sales increased 2.5% for the second quarter of 2000 compared with the same period in the prior year. For the six month period the cost of products sold increased 9.1% compared to the same period the prior year. This decrease in gross margin percentage is primarily due to a decrease in the production efficiency resulting from lower production volume.

SELLING EXPENSES for the second quarter of 2000, as percentage of net sales, increased by 2.6% compared to the same period in the prior year.

General and Administrative expenses as a percentage of net sales for the second quarter of 1999 increased to 63.3% compared to 62.0% in the same period in the prior year. The total administrative expense decreased 17.4% compared to the same period in the prior year. The decrease was due to less time devoted to administration.

Research and Development expenses for the second quarter remained about at the same level as in the same quarter in the prior year.

EARNINGS

The net loss for the second quarter was $41,700 compared to a net loss of $40,000 for the same period in the prior year. The losses were due to the decrease in sales and decreased margin due to deceased production volume.

LIQUIDITY

The Independent Auditor's Report on Dencor Energy Cost Controls, Inc. Financial Statements for the year ended December 31, 1999 included a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 1999 Financial Statements.

The Company's current ratio is .24 at the Quarter ended June 30, 2000. Man-agement believes the acid ratio (cash and accounts receivable divided by current liabilities) of .04 is below the limits of reasonable liquidity. If working capital beyond that provided by cash flow is needed, additional debt financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stockholder loans although no assurances can be given that financing will be available. The Company may also seek acquisitions or mergers.


YEAR 2000
The Company did not experience any Year 2000 problems with its accounting system, its products, or production processes. The Company has no information that indicates key vendors, service providers, or any third parties, may be unable to sell or purchase from the Company because of any Year 2000 compliance problems they may have. The Company's contingency plans in the event year 2000 problems arise are set forth in the Company's Annual Report on Form 10KSB for the year ended December 31, 1999.



                      DENCOR ENERGY COST CONTROLS, INC.

                         PART II - OTHER INFORMATION

         Items 1 through 5 would appear to require no answers according to the instructions.

Item 5.  Exhibits And Reports On Form 8-K
      (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
                27.  Financial Data Schedule.
      (b) During the quarter ended June 30, 2000, the Registrant filed no reports on
                Form 8-K.

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

                                                 Date: August 14, 2000