Form 10QSB
period 2000-09-30
DENCOR ENERGY COST CONTROLS INC
filed 2000-11-14
CIK 312066

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, DC 20549

                                        FORM 10-QSB
(Mark One)
[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes   X    No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share: 8,349,804 shares outstanding at November 10, 2000.

          Transitional Small Business Disclosure Format

Yes        No   X

                    DENCOR ENERGY COST CONTROLS, INC.

                                  INDEX

                                                                   Page
PART I 	FINANCIAL INFORMATION

Item 1.	Financial statements:

        Independent accountants' report                               1

        Balance sheets - September 30, 2000 and December 31, 1999     2

        Statements of  operations - three and nine months ended
                 September 30, 2000 and 1999                          3

        Statements of cash flows - nine months ended
                 September 30, 2000 and 1999                          4

        Notes to condensed financial statements                       5

Item 2.  Management's discussion and analysis                         5

PART II. OTHER INFORMATION

Item 1-5         N/A

Item 6.	Exhibits and reports on Form 8-K                          7

        Signatures                                                    7

Board of Directors and Stockholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have reviewed the accompanying condensed balance sheet of Dencor Energy Cost Controls, Inc. as of September 30, 2000, the related condensed statement of operations for the three-month and nine-month period then ended, and statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

Denver, Colorado
November 10, 2000

                          DENCOR ENERGY COST CONTROLS, INC.
                           PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
          (Condensed Balance Sheets)

                    ASSETS                              Sept. 30     Dec. 31
                                                          2000        1999
                                                      (unaudited)
CURRENT ASSETS:
Cash                                                   $   5,300    $    500
Accounts Receivable,net of allowance for doubtful
 accounts of $5,700                                       43,300      25,100
Inventories                                              127,900     127,900
Prepaids and Other                                         9,300       5,100

   TOTAL CURRENT ASSETS                                 $185,800     158,600

Furniture & Equipment                                    213,300     213,300
Less Accumulated Depreciation                           (213,300)   (213,300)
                                                               0           0

Long Term Receivables, net of allowance for doubtful
 receivables of $11,400                                    7,900       8,600

                                                        $193,700    $167,200

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
 Notes Payable - Shareholders                           $144,000   $ 121,400
 Notes Payable to Others                                        0       5,000
 Accounts Payable                                         70,200      65,200
 Accrued Compensation and Benefits                       367,700     272,100
 Accrued Interest - Shareholders & Others                155,200     130,600
 Warranty Reserve                                          3,200       3,200
 Other                                                     1,700        1000

   TOTAL LIABILITIES (ALL CURRENT)                       742,000     598,500

STOCKHOLDERS' DEFICIT
 Preferred Stock, no par value, authorized 5,000,000
  shares; none issued and outstanding.                         0           0
 Common Stock, no par value, authorized 25,000,000
  shares; issued & outstanding,
  6,549,804 shares at September 30, 2000,
  5,749,804 shares at December 31, 1999
                                                       1,206,600   1,190,600
Accumulated Deficit                                   (1,754,900) (1,621,900)
Stockholders' Deficit                                   (548,300)   (431,300)
                                                      $  193,700  $  167,200


                      See notes to condensed financial statements


                            DENCOR ENERGY COST CONTROLS, INC.

                                STATEMENTS OF OPERATIONS
                                     (unaudited)

                                     Three Months           Nine Months
                                     Ended Sept.30          Ended Sept.30
                                 2000         1999      2000            1999

REVENUES:
 Net Sales                   $ 57,300    $  74,200   $ 150,400     $ 200,600
 Interest and Other             1,400        1,700       7,900         5,300
       TOTAL REVENUES          58,700       75,900     158,300       205,900

COSTS AND EXPENSES:
 Cost of Products Sold         28,500       53,500      90,900       126,400
 Selling                        3,900        3,600       9,800        13,400
 General and Administrative    31,000       30,500     100,400       108,400
 Research and Development      19,200       22,300      61,000        65,200
 Interest                      10,100        9,300      29,200        25,500
                               92,700      119,200     291,300       338,900

NET LOSS                     $(34,000)   $ (43,300)  $(133,000)    $(133,000)

NET LOSS PER
 COMMON SHARE:              $   (0.01)   $   (0.01)  $   (0.02)    $   (0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING          6,549,804    4,803,304    6,538,082    4,803,804






                     See notes to condensed financial statements

                        DENCOR ENERGY COST CONTROLS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 Nine Months Ended Sept. 30
                                                   2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(133,000)        $(133,000)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
 Changes in operating assets and liabilities:
    Accounts and other receivables                (18,200)           (3,700)
    Inventories                                         0            (2,200)
    Other assets                                   (4,200)           (1,900)
    Long term receivables                             700               600
    Accounts payable                                5,000            21,200
    Accrued compensation and benefits              95,600            86,200
    Accrued interest - shareholders & others       24,600            24,300
    Deposits and other liabilities                    700              (100)
    Total adjustments                             104,200           124,400
                                                 ________           ________
Net cash used in operating activities            (28,800)            (8,600)

Cash flows from financing activities:
    Proceeds from Private Placement of Stock       16,000                 0
    Proceeds from Notes Payable-Shareholders       22,600             5,000
    Repayment of Notes Payable - Others            (5,000)                0_
    Net cash provided by financing activities      33,600             5,000

Net increase (decrease) in cash                     4,800            (3,600)

Cash beginning of year                                500             8,300

Cash end of quarter                              $  5,300          $  4,700

                  See notes to condensed financial statements

                          DENCOR ENERGY COST CONTROLS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

A. The condensed Financial Statements of the Company as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Management, the accompanying unaudited condensed Financial Statements contain all adjustments, which consist only of recurring adjustments, necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and statement of cash flows for the nine months ended September 30, 2000.

      The results of operations for the three and nine-month periods ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year. It is suggested that these Condensed Financial Statements be read in conjunction with the Financial Statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

B.  Long-Term Debt:

      As of the end of Third Quarter, 2000, the Company had no long-term debt.

C.  Common Stock:

      In January 2000, the Company issued 800,000 shares of common stock in a private placement at $0.02 per share, which was the quoted market price of the Company's common stock on the date of issuance.

D. Subsequent Event

      On November 10, 2000 a third party exercised its option to purchase 750,000 shares of restricted common stock at a price of $0.02 for $15,000 cash. On November 10, 2000 the company sold 1,050,000 shares of restricted common stock in a private placement at a price of $0.04 per share in exchange for $42,000 in notes and interest payable due to officers or directors of the Company. On November 10, 2000 the high bid was $0.05 and the low asked was $0.06. The most recent trade was on October 25, 2000.


Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS

NET SALES

Third quarter sales of $57,300 were approximately 23% less than the $74,200 for the comparable period in 1999. The decrease is primarily a result of a decrease in international sales. The nine-month sales of $150,400 were down 25% from $200,600 in the previous year. The decrease was due to a decrease in both utility sales and international sales.

COST AND EXPENSE

Cost of Products Sold as a percentage of net sales decreased approximately 22% to 50% for the third quarter of 2000 compared with 72% the same period in the prior year. For the nine-month period, the Cost of Products Sold decreased to 60% compared to 63% in the same period the prior year.
This increase in gross margin percentage is primarily due to an increase in sales of newer products with higher gross margins.

Selling expenses for the third quarter of 2000, as percentage of net sales, increased by 2% to 7% compared to 5% in the same period in the prior year.

General and Administrative expenses as a percentage of net sales for the third quarter of 2000 increased 13% to 54% compared to 41% in the same period in the prior year. Total administrative expenses were approximately the same as in the prior year.

Research and Development expenses decreased 14% to $19,200 for the third quarter of 2000 compared to $22,300 in the same quarter the prior year. The decrease resulted from lower new product development expenses.

EARNINGS

The net loss for the third quarter was $34,000 compared to a net loss of $43,300 for the same period in the prior year. The decrease in net loss was due to the increase in gross margin.

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

The Company's current ratio is .25 at Quarter ended September 30, 2000. Man-agement believes the acid ratio (cash and accounts receivable divided by current liabilities) of .065 is below the limits of reasonable liquidity.

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

Item 5.  Exhibits and Reports On Form 8-K
      (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:
           27.  Financial Data Schedule.
      (b) During the quarter ended September 30, 2000, the Registrant filed no reports on Form 8-K.

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

                                       Date: November 13, 2000