Form 10KSB
period 2000-12-31
DENCOR ENERGY COST CONTROLS INC
filed 2001-03-09
CIK 312066

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

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

State issuer's revenues for its most recent fiscal year. $220,400

As of March 7, 2001 there were 22,749,804 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($2/16) and the asked price ($15/32) reported by brokers) held by non-affiliates was approximately $2,219,500.

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

	(1) Principal Products Produced and Services Rendered

	(i) Energy Management Systems - Residential

The Company's primary business is the assembly and sale of control systems that reduce electrical energy costs. Its principal product is the electrical demand controller that enables a homeowner having an electric heating system or a central air conditioning system to control the peak use of electricity. This enables the homeowner to achieve cost savings in geographic locations served by electric utilities that include a demand factor in their residential billing rates. Demand rates are used by electric utilities to encourage consumers to reduce their peak usage of electricity.

A demand controller monitors the total power consumption and turns off selected loads, typically heating circuits, during peak consumption periods, restoring them at the end of that period. The controller automatically keeps the consumption within the level selected. The principal markets for residential demand control systems are in regions served by utilities with a demand rate for residential customers. The residential demand controller is designed for homes heated electrically by baseboard heaters, radiant heaters, heat pumps, electric boilers and electric furnaces, and may also be used to control air conditioners. The sale of residential demand control systems contributed 31% of total Company sales during 2000.

	(ii) Energy Management Systems - Commercial

The Company has developed demand controllers for commercial buildings. One model of the commercial systems includes a graphics system to interface commercial demand controllers to computers using the windows operating system.
 These controllers are designed to permit demand monitoring and controller parameter changes from a remote location by use of telephone lines and a modem. This graphics system can display minute-by-minute demand data as well as 15-minute, daily summaries. All data is also stored in an Access database on computer disk for later inspection. The sale of commercial demand control systems contributed 25% of total Company sales during 2000.




	(iii) Special Utility Products

The Company has developed equipment to monitor and report power outages and a series of products used to control water heaters, space heaters, and air conditioners for specific utility applications. Sales of special utility products contributed 44% of total Company sales during 2000.

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

	(3) Status of any Publicly Announced New Products or Services

During 2000 the Company developed equipment to control dimmable electronic lighting ballasts. This equipment entered production during the last quarter of 2000.

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

	(5) Sources and Availability of Raw Materials

The Company has approximately 17 suppliers for its components. Its semi-conductor components are made by a variety of primary semi-conductor manufacturers. The Company also has components made to order from several local and national vendors. It is believed that adequate sources are available and the Company has had no significant difficulty in obtaining components. The Company believes other alternate sources are available if required. The principal suppliers are American Circuit Technology, Cooper B-Line, Deltrol, Denver Beta, EMJD and Future Electronics. Its suppliers' productive capacities are believed to be sufficient to meet any rapid delivery requirements of customers or to any continuous allotment of goods.


	(6) Major Customers

During 2000, four major customers accounted for 47% of the Company's net sales. These customers are not affiliated with the Company. The loss of any of these customers may adversely affect the Company's business.

As of January 17, 2001, the Company had a backlog of orders totaling $10,200 consisting of equipment orders from distributors and utilities. The Company anticipates filling these orders during the current year. The backlog of orders as of January 17, 2000 was $1800.

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

	(10) Research and Development

In the fiscal years ended December 31, 2000 and 1999 the Company expended $82,500 and $95,200, respectively, on Company sponsored research and development activities. The Company plans to continue research and development activities during 2001.

	(11) Environmental Protection

The Company's compliance with federal, state, and local laws and regulations relating to the discharge of material into the environment or otherwise relating to the protection of the environment does not have a material impact on the Company's capital expenditures.

	(12) Employees

On January 15, 2001, the Company had 4 full-time employees and 1 part-time employee. Two were engaged in administration, two in production, and one in engineering research and development.

ITEM 2.  Properties

The Company leases 3500 sq. ft. of office, research and development, sales, and manufacturing space at 1450 West Evans, Denver, Colorado for $1,870/month.
 Management considers these facilities to be adequate for its requirements for the immediate future. This lease expires in May 2002 and has a 6-month cancellation clause.

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


PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) The principal market on which the Company's common stock is traded on the OTC Bulletin Board under the symbol DENC. The table below presents the high and low closing prices for each quarterly period. The quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

                      Fiscal 2000                             Fiscal 1999
                      Low        High                       Low        High

    03/31/00         $.02       $.34          03/31/99     $.04       $.08
    06/30/00          .10        .25          06/30/99      .05        .05
    09/30/00          .06        .11          09/30/99      .03        .05
    12/31/00          .05        .06          12/31/99      .01        .04
The high and low bid quotations on March 7, 2001 were $2/16 and $15/32, respectively.

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of January 17, 2001 was 430.

(c) The Registrant has paid no dividends from inception to date and does not currently intend to do so.


ITEM 6.  Management's Discussion and Analysis

(a) Selected Financial Data
                                             Year Ended December 31
                               2000      1999      1998       1997      1996

Net Sales                   $210,800   $247,700  $318,200  $437,700  $388,700

Net Income (Loss)           (207,600)  (235,600) (153,100)  (74.200)  (74,400)
Net Income (Loss) Per
Common Share                    (.03)      (.05)     (.03)     (.02)     (.02)

Weighted Average
Common Shares
Outstanding                 6,788,571 4,854,231 4,296,674 3,671,304 3,671,304
* Less than $.01 per share

AT YEAR END
                                             Year Ended December 31

                                 2000      1999       1998      1997     1996

Total Assets                  $157,100  $167,200  $172,500  $201,700  $217,400
Working Capital (Deficiency)  (561,700) (439,900) (222,900) (102,600)
(16,700)
Shareholders' Equity (Deficit)(554,800) (431,300) (210,300)  (85,500)
(11,300)

No dividends have been declared or paid for any of the periods presented.

(b) Liquidity and Capital Resources

During the 12 months ended December 31, 2000, net cash used in operating activities was approximately $29,900. Net cash used in operating activities during the 12 months ended 1999 was approximately $10,900. Net cash used in operating activities during the 12 months ended December 31, 2000 includes the net loss for the year of $207,600 reduced by non-cash expenses and a net change in operating assets and liabilities of approximately $177,700. Net cash used in operating activities during the 12 months ended December 31, 1999 includes the net loss for the year of $235,600 reduced by non-cash expenses and a net change in operating assets and liabilities of approximately $224,700.

Cash flows provided by financing activities was approximately $34,000 during the 12 months ended December 31, 2000 compared to cash flows provided by financing activities of approximately $3,100 during the 12 months ended December 31, 1999. During 2000 the Company sold 2,600,000 of common stock in exchange for cash of $31,000 and notes payable to shareholders of $42,000.

The independent auditors' report on the Company's financial statements for the year ended December 31, 2000 included a "going concern" explanatory paragraph, which means that the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 2000 financial statements.

The Company considers, and currently uses for internal management purposes, a number of measures of liquidity. These measures include the Current Ratio, which is the ratio of current assets to current liabilities and the Sales to Total Assets Ratio. Working capital is current assets less current liabilities.

                                      2000     1999      1998
Current Ratio                         .21       .26       .44
Sales to Total Assets                1.34      1.48      1.72

The major factors affecting these ratios were the net losses for 2000, 1999 and 1998. The Company has made extensive use of short-term debt as summarized in the following table:

                                       Maximum       Average      Weighted
                           Weighted     amount        amount       average
               Balance at   average   outstanding  outstanding    interest
                 end of    interest    during the   during the  rate during
Notes Payable    period      rate        period       period       period

Shareholders    $166,100    18.2%      $166,000       $141,000       18.2%

The weighted average interest rate during the period was based on the outstanding balance and interest rate at each month-end for each note. The Company anticipates continuing short-term borrowing in 2001. The Company currently has no line of credit. If working capital beyond that provided by cash flow is needed, additional debt financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stockholder loans, or sales of stock through private placements, although no assurances can be given that financing will be available. The Company at present has no long-term debt.

New Accounting Pronouncements

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No.101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principals to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB 101 will not impact the Company's financial statements.

(c) Results of Operations

The Company's net sales in 2000 of $210,800 were 15% lower than the net sales of $247,700 in 1999. The net sales decrease was substantially due to a decrease in international sales from approximately $68,700 in 1999 to approximately $17,200 in 2000, a 75% decrease. Dealer sales increased 42% from approximately $48,000 in 1999 to $ 68,200 in 2000. The net loss for 2000 was $207,600 compared to net loss of $235,600 in the prior year.

Gross Margins. The gross margin was $72,600, 34% of sales, for 2000 compared to $78,200, 32% of sales, in the prior year. The increase in the gross margin was due to the shift from lower margin international sales to higher margin dealer sales.

Selling Expenses. Selling expenses were $12,800, 6.1% of sales, in 2000 compared to $14,400, 5.8% of sales, in 1999.

General and Administrative Expense. General and administrative expenses were $140,400, 66.6% of sales, in 2000 compared to $172,200, 69.5 % of sales, in
1999.  The decrease was due to reduced administrative staff activity.

Research and Development. Research and development expenses decreased 13.3% to $82,500 in 2000 compared to $95,200 in 1999. The decrease was due to a decrease in compensation and software development activity.

Inflation. Inflation has no significant impact on the operations of the Company.

Subsequent events: In February 2001, the Company entered into a merger agreement with Reliable Power Systems, Inc. ("Reliable") and completed certain other related transactions. Reliable was formed in July 2000 and is a start up company. Following is a summary of these agreements and transactions that occurred subsequent to December 31, 2000:

a. The Company formed Denmer Corporation, a new wholly-owned subsidiary of the Company.
b. Reliable was merged into Denmer Corporation. In this transaction, the shareholders of Reliable exchanged all of the issued and outstanding shares of Reliable for 12,600,000 shares of the Company's common stock and 3,348,000 shares of the Company's Series A voting convertible preferred stock. Each share of the Series A preferred stock is convertible into 50 shares of common stock and is entitled to 50 votes.
c. At the time of closing of the merger, Reliable was required to have $300,000 of unrestricted cash in excess of its liabilities.
    Upon completion of the merger, this cash was loaned by Denmer to the Company and used to pay $300,000 of notes payable, accrued interest and other liabilities of the Company.
d. The Company converted approximately $300,000 of accrued compensation and benefits to 300,000 shares of Series B voting redeemable preferred stock. The Series B preferred stock has a stated and liquidation value of $1.00 per share, dividends rights on the same basis as the common stock, and voting rights of one vote per share of preferred stock. The Series B preferred stock is required to be redeemed by the Company in three equal installment in February 2002, 2003 and 2004. The Company has the option of redeeming the preferred stock for cash at its stated value or with common stock at its then fair market value, provided that the fair market value of the common stock is not less than $2.00 per share nor more than $10.00 per share. Until the Series B preferred stock is redeemed, the Company may not issue any preferred stock with liquidation preferences ahead of the Series B preferred stock.
e. Certain shareholders of the Company forgave approximately
    $39,589 of accrued interest, compensation payable and other amounts due them.
f. The Company issued 1,800,000 shares of common stock and $20,000 to a third party for a finders and other fees related to the merger transaction.
g. The Company cancelled its employment arrangements with its two executive officers and entered into employment contracts. The employment contracts have a three-year term and provide for base salary, bonuses based on sales, and stock options.
h.  On February 6, 2001 Reliable Power Systems, Inc. hired David Mazur as
    Senior Vice President - Chief Technology Officer. Mr. Mazur will assist the Company with expanding its product line to include uninterruptible power systems for commercial and industrial customers. Mr. Mazur has extensive experience in the energy management and supply business including sales, product development, and management. The company also believes Mr. Mazur will be able to help increase sales of its existing products.

As a result of these transactions, the Company has outstanding 22,749,804 shares of common stock and the former shareholders of Reliable assumed control of the Company. Under the terms of the transaction, Theodore Hedman, a former director of the Company, resigned on February 7, 2001 and Thomas J. Wiens was appointed Chairman of the Board of Directors. David Groom was appointed Secretary and Maynard L. Moe appointed Vice-President of Operations. The Company has filed a preliminary information statement in anticipation of the annual meeting of shareholders. At the annual meeting, the Company's shareholders are to consider and take action on several matters including the following:

a. Ratify the merger agreement with Reliable.
b. Effectuate a 1 for 18 reverse stock split.
c. Decrease the authorized common stock to 65,000,000 shares and to increase the authorized preferred stock to 15,000,000 shares.
d. Change the name of the Company to Reliable Power Systems, Inc.
e. Approve the Reliable Power Systems Equity Incentive Plan. Under the plan the maximum number of shares of common stock that may be issued upon exercise or payment will not exceed 900,000 shares. Incentive options and stock appreciation rights may be granted to officers, directors and employees of the Company with exercise prices equal to the fair market value of the stock on the date of the grant. Nonqualified options may be granted to advisors and consultants of the Company at exercise prices not less than 50% of the fair market value of the stock on the date of grant.

ITEM 7.  Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Dencor Energy Cost Controls, Inc. (the "Company") as of December 31, 2000, and the related statements of operations, shareholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dencor Energy Cost Controls, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   As discussed in Note 2 to the
financial statements, the Company reported a net loss of $207,600 during the year ended December 31, 2000, and has a shareholders' deficit and a working capital deficiency of $554,800 and $561,700 respectively, as of December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GELFOND HOCHSTADT PANGBURN,P.C.

Denver, Colorado
January 19, 2001

                  DENCOR ENERGY COST CONTROLS, INC.

                            BALANCE SHEET

                           DECEMBER 31, 2000

 ASSETS

Current assets:
 Cash                                                            $       4,600
 Accounts receivable, net of allowance
  for doubtful accounts of $10,400 (Note 9)                             26,000
 Inventories (Notes 4 and 5)                                           115,300
 Prepaids and other                                                      4,300
     Total current assets                                              150,200

Furniture and equipment                                                213,300
Less accumulaed depreciation                                           213,300
                                                                          -



Long-term receivables, net of allowance
 for doubtful receivables of $10,400 (Note 3)                            6,900

                                                                 $     157,100


	LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Notes payable - shareholders (Note 5)                            $    166,100
 Accounts payable                                                       22,200
 Accrued compensation and benefits                                     403,100
 Accrued interest and advances due to shareholders (Note 5)            116,600
 Warranty reserve                                                        3,200
 Other                                                                     700
     Total liabilities (all current)                                   711,900

Commitments (Notes 2 and7)

Shareholders' deficit (Note 8):
 Preferred Stock, no par value, authorized 5,000,000 shares;
 none issued and outstanding
 Common Stock, no par value, authorized 25,000,000 shares;
 issued and outstanding, 8,349,804 shares                           1,263,600
 Accumulated deficit                                               (1,818,400)
                                                                     (554,800)

                                                                $     157,100


See notes to financial statements.

                  DENCOR ENERGY COST CONTROLS, INC.

                     STATEMENTS OF OPERATIONS

               YEARS ENDED DECEMBER 31, 2000 AND 1999


                                              2000              1999

Revenues:
  Net sales                            $    210,800      $    247,700
  Interest and other                          9,600             6,300
                                            220,400           254,000

Costs and expenses:
  Cost of products sold                     138,200           169,500
  Selling                                    12,800            14,400
  General and administrative                140,400           172,200
  Research and development                   82,500            95,200
  Provision for doubtful
  receivables                                 3,700             4,200
  Interest, substantially to
  related parties (Note 5)                   50,400            34,100

                                            428,000           489,600


Net loss                                $  (207,600)     $   (235,600)

Loss per common share                   $      (.03)     $       (.05)

Weighted average common shares
 outstanding                              6,788,571         4,858,231



See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                      YEARS ENDED DECEMBER 31, 2000 AND 1999


                               Common Stock
                                                 Accumulated     Shareholders'
                             Shares   Amount       deficit    equity (deficit)


Balances, January 1, 1999   4,803,804  $1,175,800  $(1,386,300)  $  (210,500)

Issuance of common stock
for services                  750,000      11,700                     11,700

Issuance of common stock
for compensation              196,000       3,100                      3,100


Net loss                                              (235,600)     (235,600)

Balances, December 31, 1999 5,749,804  $1,190,600  $(1,621,900)  $  (431,300)


Issuance of common stock
in exchange for notes
payable, shareholders        1,050,000      42,000                     42,000

Issuance of common stock in
private placement              800,000      16,000                     16,000

Issuance of common stock
upon exercise of stock option  750,000      15,000                     15,000

Forgiveness of accrued
interest due to shareholder                              11,100        11,100

Net loss                                               (207,600)     (207,600)

Balances, December 31, 2000 8,349,804  $1,263,600   $(1,818,400)  $  (554,800)



See notes to financial statements.

                   DENCOR ENERGY COST CONTROLS, INC.

                      STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                          2000          1999

Cash flows from operating activities:
 Net loss                                              $(207,600)  $ (235,600)
Adjustments to reconcile net loss
to net cash used in operating activities:
 Provision for doubtful receivables                        3,700       (4,100)
 Non-cash expense incurred upon issuance
 of common stock                                                       14,800
 Changes in operating assets and
 liabilities:
 Accounts receivable                                      (4,600)      (1,000)
 Inventories                                              12,600       10,200
 Prepaids and other                                          800        1,000
 Long-term receivables                                     1,700        4,000
 Accounts payable                                        (20,700)      28,600
 Accrued compensation and benefits                       131,000      138,500
 Accrued interest and advances due to shareholders        53,500       32,700
 Other liabilities                                          (300)
 Total adjustments                                       177,700      224,700

Net cash used in
  operating activities                                   (29,900)     (10,900)


Cash flows from financing activities:
 Proceeds from notes payable - shareholders              18,000       13,100
 Proceeds from notes payable - others                                 20,000
 Principle payments on notes payable - shareholders     (15,000)     (10,000)
 Principle payments on notes payable - Others                         (20,000)
 Proceeds from issuance of common stock                   31,000

Net cash provided by financing activities                 34,000         3,100

Net increase (decrease) in cash                            4,100       (7,800)

Cash, beginning                                              500        8,300

Cash, ending                                          $    4,600     $    500

Supplemental disclosure of cash flow
 information:


    Cash paid during the year for interest            $    5,900     $   1,400

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of accrued interest due to a shareholder  $   11,100

Notes payable, shareholders issued in exchange
for accrued interest due to shareholders              $   47,900

Common stock issued in exchange for
notes payable, shareholders                           $   42,000


See notes to financial statements.

                      DENCOR ENERGY COST CONTROLS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 2000 AND 1999


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

Furniture, equipment, and depreciation:

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of three to five years. As of December 31, 2000, all furniture and equipment has been fully depreciated.

Revenue recognition:

Revenue is derived from sales of electrical demand controllers and energy control devices.
Revenue from sales is recorded at the time of delivery to the customer.

Research and development:

Research and development costs are charged to operations as incurred.

Product warranties:

Estimated costs related to product warranties are provided for at the time of sale.

Loss per share:

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities other than contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options are not considered in the calculation, as the impact of the potential shares would be to decrease loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

                  DENCOR ENERGY COST CONTROLS, INC.

               YEARS ENDED DECEMBER 31, 2000 AND 1999


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

Comprehensive income:

Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. During the years ended December 31, 2000 and 1999, the Company had no items of comprehensive income.

Recently issued accounting standards:

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No.101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principals to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB 101 will not impact the Company's financial statements.

                  DENCOR ENERGY COST CONTROLS, INC.

               YEARS ENDED DECEMBER 31, 2000 AND 1999


Stock-based compensation

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. SFAS No. 123 allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has chosen to account for employee stock-based compensation using APB 25.


2.  Going concern, results of operations, and management's plans:

The Company's financial statements for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2000, the Company reported a net loss of $207,600 and has a shareholders' deficit and a working capital deficiency of $552,900 and $559,800, respectively, at December 31, 2000. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As described in Note 11, in February 2001, the Company entered into several transactions including completing a merger with Reliable Power Systems, Inc., repaying $300,000of notes payable and other liabilities, and converting approximately $340,000 of accrued compensation to preferred stock. Management believes that these transactions, along with its achieving increased sales goals and maintaining its cost reduction program will enable the Company to meet its cash needs in 2001. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  Long-term receivables:

Long-term receivables consist of a $6,000 promissory note and other receivables due on demand from a customer. The promissory note bears interest at 18% and is unsecured.

                 DENCOR ENERGY COST CONTROLS, INC.

              YEARS ENDED DECEMBER 31, 2000 AND 1999


4.  Inventories:

Inventories at December 31, 2000 consist of:

     Finished products                                         $   6,400
     Work in progress - sub-assemblies                            30,900
     Raw materials - component parts                              78,000
                                                               $ 115,300

The elements of cost in inventories include materials, labor and overhead.

5.  Notes payable and advances due to shareholders:

At December 31, 2000, the Company has $166,100 of notes payable due to shareholders outstanding. The notes payable due to shareholders are due on demand, and bear interest at 12% to 18.25% per year. Notes payable due to shareholders of $69,800 are collateralized by the Company's inventory. The remaining notes payable due to shareholders are unsecured. The weighted average interest rate during the years ended December 31, 2000 and 1999 was approximately 18.2%. Interest expense of approximately $50,400 and $34,100 associated with these notes payable was charged to operations for the years ended December 31, 2000 and 1999, respectively.

During 2000, proceeds from new notes payable due to shareholders were $18,000; and, notes payable decreased by $15,000 from cash payments made.
In addition, the Company issued 1,050,000 shares of common stock in exchange for $42,000 of notes payable due to shareholders. The common stock was valued at the quoted market price of the Company's common stock at the date of the transaction.

During 2000, the Company issued $47,900 of notes payable due to shareholders in exchange for $47,900 accrued interest due to shareholders. Additionally, a shareholder forgave $11,100 of accrued interest, and this amount has been recorded as a capital transaction.

In January 2001, the Company issued a note payable for $2,200 to a shareholder, which is due on demand and bears interest at 18.25%. The note is collateralized by the Company's inventory.

Advances payable to shareholders of $26,700 at December 31, 2000 represent operating expenses of the Company paid by a shareholder. The amounts are non-interest bearing, unsecured and due on demand.



                 DENCOR ENERGY COST CONTROLS, INC.

              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               YEARS ENDED DECEMBER 31, 2000 AND 1999

6.  Income taxes:

The components of deferred tax assets as of December 31, 2000, were as follows:

                                                                         2000
      Current deferred tax assets:
       Receivables, due to
        allowance for doubtful accounts                              $  4,200
       Inventories, due to obsolescence reserve
       and additional costs inventoried for tax purposes               14,200
       Unpaid salary expense and related payroll taxes                 73,300
       Compensated absences                                             6,700
       Warranty reserve                                                   600
       Total current gross deferred tax assets                         99,000
       Less valuation allowance                                       (99,000)
      Net current deferred tax assets                                $    -


     Noncurrent deferred tax assets:
      Net operating loss carryforwards                              $ 177,400
      Other tax credit carryforwards                                   53,400

     Total noncurrent gross deferred tax assets                       230,800
     Less valuation allowance                                        (230,800)
     Net noncurrent deferred tax assets                             $    -


            The net increase during the year in the total valuation allowance was $42,200. The difference between taxes computed at the statutory federal tax rate and the effective tax rate is reconciled below:

                                                      Years ended December 31,
                                                        2000           1999

        Income tax benefit computed at
         statutory federal tax rate                   $ 46,900      $  53,900
        Deferred tax benefit not recognized            (46,900)       (53,900)
        Income tax benefit computed at the
         effective tax rate                          $      -        $      -


At December 31, 2000, the Company had net operating loss and general business credit carryforwards which may be used to reduce future taxable income and taxes payable, respectively, and which expire through 2020 as follows:
                                                    Net           General
                                                 operating       business
                                                   loss           credit
                                               carryforwards   carryforwards

2002 151,900
2003
2004
2005
             Thereafter                            627,800         53,400
                                                  $779,700       $ 53,400

                      DENCOR ENERGY COST CONTROLS, INC.

                    YEARS ENDED DECEMBER 31, 2000 AND 1999


7.  Operating leases:

The Company leases certain equipment under a non-cancelable operating lease that expires in April 2004. The Company leases its facility under an operating lease that expires in May 2002, with a 6-month cancellation clause. Rental expense for the years ended December 31, 2000 and 1999 was approximately $37,400 and $38,600, respectively. Future minimum lease payments at December 31, 2000 are approximately as follows:

                               Facility    Equipment

           2001                  $22,400     $2,100
           2002                    7,500      2,100
           2003                               2,100
           2004                                 700
                                 $29,900     $7,000

8.  Shareholders' equity:

Common stock:

During 1999, the Company issued 196,000 shares of common stock under a restricted stock bonus plan, valued at $3,100. The Company also issued 750,000 shares of common stock to financial advisors for consulting services, valued at $11,700. The value of the services rendered was based on the fairmarket value of the common stock on the date of issuance.

During 2000, the Company issued 800,000 shares of common stock in a private placement at $0.02 per share. The Company also issued 1,050,000 shares at $0.04 per share in exchange for $42,000 of notes-payable to shareholders. In 1999, the Company granted a stock option to financial advisors of the Company for consulting services. During 2000, the stock option was exercised, and the Company issued 750,000 shares at $0.02 per share.

Stock options:

For the year ended December 31, 1999, an option to purchase 750,000 shares of common stock at $.02 per share was granted to financial advisors of the Company. These options were exercised in 2000 in exchange for $15,000.

Compensation expense in 1999, as computed under the Black, Scholes method, consistent with the guidance of SFAS No. 123, was not material. The Company calculated the fair value of the options with the following assumptions: dividend yield at 0%; weighted average expected option term of 3 years; risk free interest rate of 6.24%; and 90% volatility for the year ended December 31, 1999.

                  DENCOR ENERGY COST CONTROLS, INC.

                YEARS ENDED DECEMBER 31,1999 AND 1998

8.  Shareholders' equity (continued):


Capital Transaction:

During 2000, a shareholder of the Company forgave $11,100 of accrued interest, which has been accounted for as a capital transaction and has resulted in a decrease to accumulated deficit.

9.  Concentration of credit risk:

The Company extends credit based on an evaluation of each customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Revenues from significant customers for the years ended December 31, 2000 and 1999, consist of the following:

                         December 31,
                         2000   1999
            Customer A      13%     -
            Customer B       -     28%
            Customer C      12%    10%
            Customer D      12%     -
            Customer E      10%     -

Customer B is located in South America. During 2000, sales to Customer B were less than 10% of total sales.

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

11. Subsequent events:

In February 2001, the Company entered into a merger agreement with Reliable Power Systems, Inc. ("Reliable") and completed certain other related transactions. Reliable was formed in July 2000 and is a start up company. Following is a summary of these agreements and transactions that occurred subsequent to December 31, 2000:

              DENCOR ENERGY COST CONTROLS, INC.

            YEARS ENDED DECEMBER 31,1999 AND 1998

11. Subsequent events (continued):

a. The Company formed Denmer Corporation, a new wholly-owned subsidiary of the Company.
b. Reliable was merged into Denmer Corporation. In this transaction, the shareholders of Reliable exchanged all of the issued and outstanding shares of Reliable for 12,600,000 shares of the Company's common stock and 3,348,000 shares of the Company's Series A voting convertible preferred stock. Each share of the Series A preferred stock is convertible into 50 shares of common stock and is entitled to 50 votes.
c. At the time of closing of the merger, Reliable was required to have $300,000 of unrestricted cash in excess of its liabilities.
    Upon completion of the merger, this cash was loaned by Denmer to the Company and used to pay $300,000 of notes payable, accrued interest and other liabilities of the Company.
d. The Company converted approximately $300,000 of accrued compensation and benefits to 300,000 shares of Series B voting redeemable preferred stock. The Series B preferred stock has a stated and liquidation value of $1.00 per share, dividends rights on the same basis as the common stock, and voting rights of one vote per share of preferred stock. The Series B preferred stock is required to be redeemed by the Company in three equal installment in February 2002, 2003 and 2004. The Company has the option of redeeming the preferred stock for cash at its stated value or with common stock at its then fair market value, provided that the fair market value of the common stock is not less than $2.00 per share nor more than $10.00 per share. Until the Series B preferred stock is redeemed, the Company may not issue any preferred stock with liquidation preferences ahead of the Series B preferred stock.
e. Certain shareholders of the Company forgave approximately
    $39,589 of accrued interest, compensation payable and other amounts due them.
f. The Company issued 1,800,000 shares of common stock and $20,000 to a third party for a finders and other fees related to the merger transaction.
g. The Company cancelled its employment arrangements with its two executive officers and entered into employment contracts. The employment contracts have a three-year term and provide for base salary, bonuses based on sales, and stock options.
h. On February 6, 2001 Reliable Power Systems, Inc. hired David Mazur as Senior Vice President - Chief Technology Officer. Mr. Mazur will assist the Company with expanding its product line to include uninterruptible power systems for commercial and industrial customers. Mr. Mazur has extensive experience in the energy management and supply business including sales, product development, and management. The Company also believes Mr. Mazur will be able to help increase sales of its existing products.

As a result of these transactions, the Company has outstanding 22,749,804 shares of common stock and the former shareholders of Reliable assumed control of the Company. Under the terms of the transaction, Theodore Hedman, a former director of the Company, resigned on February 7, 2001 and Thomas J. Wiens was appointed Chairman of the Board of Directors. David Groom was appointed Secretary and Maynard L. Moe appointed Vice-President of Operations. The Company has filed a preliminary information statement in anticipation of the annual meeting of shareholders. At the annual meeting, the Company's shareholders are to consider and take action on several matters including the following:

 a.	Ratify the merger agreement with Reliable.
 b.	Effectuate a 1 for 18 reverse stock split.

                DENCOR ENERGY COST CONTROLS, INC.

               YEARS ENDED DECEMBER 31,1999 AND 1998

11. Subsequent events (continued):

 c.	Decrease the authorized common stock to 65,000,000 shares and to increase the authorized preferred stock to 15,000,000 shares
 d.	Change the name of the Company to Reliable Power Systems, Inc.
 e.	Approve the Reliable Power Systems Equity Incentive Plan. Under
     the plan the maximum number of shares of common stock that may be issued upon exercise or payment will not exceed 900,000 shares. Incentive options and stock appreciation rights may be granted to officers, directors and employees of the Company with exercise prices equal to the fair market value of the stock on the date of the grant. Nonqualified options may be granted to advisors and consultants of the Company at exercise prices not less than 50% of the fair market value of the stock on the date of grant.


ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

	None


PART III

ITEM 9.  Directors and Executive Officers of the Registrant

	(a)  Identification of Directors

The following information, as of January 15, 2001, is furnished with respect to each Director:

                                Year First
                                Elected as
 Name of Director        Age     Director          Position with Company

Theodore A. Hedman        62       1988     Director, Vice President,
Treasurer
                                            Secretary, Manager of Engineering

Edmund Barbour            76       1997     Director

Maynard L. Moe            66       1974     Chairman of Board and President

All Directors serve for one-year terms which expire at the annual shareholders meeting. For the period ended December 31, 2000, all corporate officers were also directors.

	(b)  Identification of Executive Officers
                                                      Position
  Name of Officer        Age                (Date Elected To Position)


Theodore A. Hedman        62       Director, Vice Pres., Secretary, Treasurer
                                   Manager of Engineering (March 24, 1988)

Maynard L. Moe            66       Chairman of the Board & President
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



Subsequent Event:

On February 7, 2001 the Company entered a merger agreement with Reliable Power Systems, Inc. Under the terms of the transaction, Theodore Hedman, a former director of the Company, resigned on February 7, 2001 and Thomas J. Wiens was appointed Chairman of the Board of Directors. David Groom was appointed Secretary and Maynard L. Moe appointed Vice-President of Operations. Additional information on the dtransaction is given in Note 11 of the Financial Statement.

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

Summary Compensation Table

                        Annual Compensation     Long Term Compensation
                                                                           All
                                     Other     Restricted                Other
Name and                             Annual      Stock            LTIP Compen-
Principal    Fiscal Salary  Bonus Compensation   Awards Options Payouts sation
Position      Year   ($)     ($)      ($)                   #      ($)     (4)
                     (1)     (2)      (3)          (4)     (5)     (6)     (7)

Maynard Moe   2000  $69,700  -0-      -0-          -0-     -0-     -0-     -0-
Chief Execu-
tive Officer, 1999   64,300  -0-      -0-          -0-     -0-     -0-     -0-
President and
a Director    1998   69,700  -0-      -0-          -0-     -0-     -0-     -0-

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

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

(6)	The Company had a Restricted Stock Bonus Plan, the purpose of which is to attract and retain qualified personnel for responsible positions. The Company had remaining 196,000 shares of the Company's authorized but unissued common stock as of December 31, 1998, to be awarded as stock bonuses to employees, not including Dr. Moe. Stock bonuses are awarded, as an incentive to contribute to the success of the Company, at the discretion of a stock bonus committee, consisting of not less than two directors, from a list of recommendations submitted periodically by the President. The plan may be amended, modified, suspended or withdrawn at any time by the Board of Directors. During the periods covered by the Summary Compensation Table, the remaining 196,000 shares of the Company's authorized but unissued common stock valued at $3,100 was awarded to an employee. No shares remain in the Stock Bonus Plan.

(7)	No other compensation

Compensation of Directors

	The Company pays its non-employee director $100 per Directors' Meeting attended. It is anticipated that no more than twelve meetings will occur each year.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

	at the close of the fiscal year the Company does not have any written employment contracts with respect to any of its executive officers. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

	(a) Security Ownership of Certain Beneficial Owners

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on January 15, 2001, are listed below:

                                                                 Percent
                   Name & Address of     Amount and Nature of       of
Title of Class     Beneficial Owners     Beneficial Ownership    Class (w)

Common Stock        Maynard L. Moe         2,103,650 (x)           25.2
No Par Value        2309 South Jackson
                    Denver, CO  80210

                    Theodore A. Hedman        844,300(y)           10.1
                    5445 South Camargo Road
                    Littleton, CO  80123

                    Edmund & Regina Barbour   610,000               7.3
                    2765 S. Golden Way
                    Denver, CO  80227

         (w) On January 15, 2001, there were 8,349,804 shares of common stock issued and outstanding.

         (x) Includes 859,650 shares owned of record by Carol M. Moe, wife of Maynard L. Moe.

          (y) Includes 35,800 shares owned of record by Charlotte Hedman, wife of Theodore A. Hedman.


     (b) Security Ownership of Management

The following table sets forth the number of shares owned beneficially on January 15, 2001 by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

                                                                     Percent
                 Name & Address of     Amount and Nature of             of
Title of Class   Beneficial Owners     Beneficial Ownership         Class (w)

Common Stock      Maynard L. Moe            2,103,650 (x)              25.2
                  2309 South Jackson
                  Denver, CO  80210

                  Theodore A. Hedman          844,300 (y)              10.1
                  5445 South Camargo Road
                  Littleton, CO  80123

                  Edmund Barbour              610,000                   7.3
                  2765 S. Golden Way
                  Denver, CO  80227

                  Executive Officers        2,507,950                  38.3
                  and Directors as a
                  group

             (w) On January 15, 2001, there were 8,349,804 shares of common stock issued and outstanding.

             (x) Includes 859,650 shares owned of record by Carol M. Moe, wife of Maynard L. Moe.

             (y) Includes 35,800 shares owned of record by Charlotte Hedman, wife of Theodore A. Hedman.

     (c)	Changes in Control

On February 7 2001 the Company entered into a merger agreement with Reliable Power Systems, Inc. As a result of this agreement Thomas J. Wiens, 5567 South Perry Park Road, Sedalia, Colorado 80135 has sole voting power for 12,600,000 Common and 3,348,000 Series A Preferred shares which is 94.7% percent of the class of stock. Additional information is given in Note 11 of the financial statements.

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

	None.

ITEM 13.  Exhibits and Reports on Form 8-K

	(a) Financial Statements

1.	The following financial statements of Dencor Energy Cost Controls
	are included in Part II, Item 7:

                                                                          Page

     Independent Auditors' Report . . . . . . . . . . . . . . . . . .. . .  10

     Balance Sheet - December 31, 2000 . . . . . . . . . . . . . . . . . . 11

     Statements of Operations - years ended
           December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . .12

     Statements of Shareholders' Deficit - years ended
           December 31, 2000 and 1999  . . . . . . . . . . . . . . . . . . .13

     Statements of Cash Flows - years ended
           December 31, 2000 and 1999  . . . . . . . . . . . . . . . . . . .14

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .15

2.	Exhibits

3.	Articles of Incorporation and By-Laws are incorporated by
	reference to Exhibit No. 1 of Form 10 filed May 5, 1980.

	27. Financial Data Schedule

	(b) Reports On Form 8-K

	There were no reports on Form 8-K for the three months ended December
	31, 2000.


SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Dencor Energy Cost Controls, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      DENCOR ENERGY COST CONTROLS, INC.


                       	by: MAYNARD L. MOE
            			             President (until February 7, 2001)

Date:  March 7, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


March 7, 2001               THEODORE A. HEDMAN
Date 				                   Director/Vice President /Secretary/Treasurer
                        				(All until February 7, 2001)

March 7, 2001               EDMUND BARBOUR
Date 				                   Director


March 7, 2001              	MAYNARD L. MOE
Date                       	Director/Principal Executive Officer
                        				(Principal Executive Officer until February 7, 2001)

March 7, 2001               THOMAS J. WIENS
Date                        Director/President
                            Effective February 7, 2001