Form 10KSB/A
period 2000-12-31
DENCOR ENERGY COST CONTROLS INC
filed 2001-03-14
CIK 312066

SECURITIES AND EXCHANGE COMMISSION0
                          Washington, D.C. 20549

                               FORM 10-KSB/A1
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

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

As of March 6, 2001 there were 22,749,804 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($2/16) and the asked price ($15/32) reported by brokers) held by non-affiliates was approximately $2,219,500.

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

	(10) Research and Development

In the years ended December 31, 2000 and 1999, the Company expended $82,500 and $95,200, respectively, on Company sponsored research and development activities. The Company plans to continue research and development activities during 2001.

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

                      Fiscal 2000                             Fiscal 1999
                      Low        High                       Low        High

    03/31/00         $.02       $.34          03/31/99     $.04       $.08
    06/30/00          .10        .25          06/30/99      .05        .05
    09/30/00          .06        .11          09/30/99      .03        .05
    12/31/00          .05        .06          12/31/99      .01        .04
The high and low bid quotations on March 6, 2001 were $2/16 and $15/32, respectively.

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

The independent auditors' report on the Company's financial statements for the year ended December 31, 2000 includes a "going concern" explanatory paragraph, which includes factors that raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 2000 financial statements.

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

ITEM 7.  Financial Statements

The Form 10-KSB filed on March 9, 2001 was inadvertently filed before the release of the Company's independent auditors' report on the Company's financial statements was authorized. It is anticipated the final version will include proforma information concerning Reliable Power Systems, Inc. No substantive change in the financial information for the Company is anticipated. The Form-10KSB with audited financial information is expected to be submitted before April 2, 2001.

                  DENCOR ENERGY COST CONTROLS, INC.

                      UNAUDITED BALANCE SHEET

                         DECEMBER 31, 2000

ASSETS

Current assets:
 Cash                                                            $       4,600
 Accounts receivable, net of allowance
  for doubtful accounts of $10,400 (Note 9)                             26,000
 Inventories (Notes 4 and 5)                                           115,300
 Prepaids and other                                                      4,300
     Total current assets                                              150,200

Furniture and equipment                                                213,300
Less accumulated depreciation                                          213,300
                                                                          -


Long-term receivables, net of allowance
 for doubtful receivables of $10,400 (Note 3)                            6,900

                                                                 $     157,100


	LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Notes payable - shareholders (Note 5)                            $    166,100
 Accounts payable                                                       22,200
 Accrued compensation and benefits                                     403,100
 Accrued interest and advances due to shareholders (Note 5)            116,600
 Warranty reserve                                                        3,200
 Other                                                                     700
     Total liabilities (all current)                                   711,900

Commitments (Notes 2,7 and 11)

Shareholders' deficit (Note 8):
 Preferred stock, no par value, authorized 5,000,000 shares;
 none issued and outstanding
 Common stock, no par value, authorized 25,000,000 shares;
 issued and outstanding, 8,349,804 shares                           1,274,700
 Accumulated deficit                                               (1,829,500)
                                                                     (554,800)

                                                                $     157,100

See notes to financial statements.

DENCOR ENERGY COST CONTROLS, INC.

UNAUDITED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999


                                              2000              1999

Revenues:
  Net sales                            $    210,800      $    247,700
  Interest and other                          9,600             6,300
                                            220,400           254,000

Costs and expenses:
  Cost of products sold                     138,200           169,500
  Selling                                    12,800            14,400
  General and administrative                140,400           172,200
  Research and development                   82,500            95,200
  Provision for doubtful
  receivables                                 3,700             4,200
  Interest, substantially to
  related parties (Note 5)                   50,400            34,100

                                            428,000           489,600


Net loss                                $  (207,600)     $   (235,600)

Basic and diluted loss per common share $      (.03)     $       (.05)

Weighted average common shares
 outstanding                              6,788,571         4,858,231


                      See notes to financial statements.

                       DENCOR ENERGY COST CONTROLS, INC.

                 UNAUDITED STATEMENTS OF SHAREHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                               Common Stock
                                                 Accumulated     Shareholders'
                             Shares   Amount       deficit          deficit


Balances, January 1, 1999   4,803,804  $1,175,800  $(1,386,300)  $  (210,500)

Issuance of common stock
for services                  750,000      11,700                     11,700

Issuance of common stock
for compensation              196,000       3,100                      3,100


Net loss                                              (235,600)     (235,600)

Balances, December 31, 1999 5,749,804  $1,190,600  $(1,621,900)  $  (431,300)


Issuance of common stock
in exchange for notes
payable, shareholders        1,050,000     42,000                     42,000

Issuance of common stock in
private placement              800,000     16,000                     16,000

Issuance of common stock
upon exercise of stock option  750,000     15,000                     15,000

Forgiveness of accrued
interest due to shareholder                11,100                     11,100

Net loss                                              (207,600)     (207,600)

Balances, December 31, 2000 8,349,804  $1,274,600  $(1,829,500)  $  (554,800)



                          See notes to financial statements.

                           DENCOR ENERGY COST CONTROLS, INC.

                          UNAUDITED STATEMENTS OF CASH FLOWS

                        YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                          2000          1999

Cash flows from operating activities:
 Net loss                                              $(207,600)  $ (235,600)
Adjustments to reconcile net loss
to net cash used in operating activities:
 Provision for doubtful receivables                        3,700       (4,100)
 Non-cash expense incurred upon issuance
 of common stock                                                       14,800
 Changes in operating assets and
 liabilities:
 Accounts receivable                                      (4,600)      (1,000)
 Inventories                                              12,600       10,200
 Prepaids and other                                          800        1,000
 Long-term receivables                                     1,700        4,000
 Accounts payable                                        (20,700)      28,600
 Accrued compensation and benefits                       131,000      138,500
 Accrued interest and advances due to shareholders        53,500       32,700
 Other liabilities                                          (300)
 Total adjustments                                       177,700      224,700

Net cash used in
  operating activities                                   (29,900)     (10,900)


Cash flows from financing activities:
 Proceeds from notes payable - shareholders              18,000       13,100
 Proceeds from notes payable - others                                 20,000
 Principal payments on notes payable - shareholders     (15,000)     (10,000)
 Principal payments on notes payable - others                        (20,000)
 Proceeds from issuance of common stock                   31,000
Net cash provided by financing activities                 34,000        3,100

Net increase (decrease) in cash                            4,100       (7,800)

Cash, beginning                                              500        8,300

Cash, ending                                          $    4,600     $    500

Supplemental disclosure of cash flow
 information:


    Cash paid during the year for interest            $    5,900     $   1,400

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of accrued interest owed to a shareholder $   11,100

Notes payable, shareholders, issued in exchange
for accrued interest owed to shareholders             $   47,900

Common stock issued in exchange for
notes payable, shareholders                           $   42,000


                       See notes to financial statements.

                        DENCOR ENERGY COST CONTROLS, INC.

                      UNAUDITED NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED DECEMBER 31, 2000 AND 1999


1. Organization and significant accounting policies:

Organization:

Dencor Energy Cost Controls, Inc. (the "Company") manufactures and markets electrical energy cost control devices and equipment which are sold primarily to distributors and dealers in the United States Canada and South America. There is only one business segment.

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


DENCOR ENERGY COST CONTROLS, INC.

UNAUDITED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No.101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principals to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB 101 will not impact the Company's financial statements.
<PAGE)
                   DENCOR ENERGY COST CONTROLS, INC.

           UNAUDITED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2000 AND 1999


1.  Organization and significant accounting policies (continued):

Stock-based compensation:

SAFS No. 123, "Accounting for Stock-Based Compensation" defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. SFAS No. 123 allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has chosen to account for employee stock-based compensation using APB 25.


2.  Going concern, results of operations, and management's plans:

The Company's financial statements for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2000, the Company reported a net loss of $207,600 and has a shareholders' deficit and a working capital deficiency of $554,800 and $561,700, respectively, at December 31, 2000. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As described in Note 11, in February 2001, the Company entered into several transactions including completing a merger with Reliable Power Systems, Inc., repaying $300,000 of notes payable and other liabilities, and converting approximately $340,000 of accrued compensation to preferred stock.
Management believes that these transactions, along with the Company achieving increased sales goals and maintaining its cost reduction program will enable the Company to meet its cash needs in 2001. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  Long-term receivables:

Long-term receivables consist of a $6,000 promissory note and other receivables due on demand from a customer. The promissory note bears interest at 18% and both the promissory note and other receivables are unsecured.

<PAGE)

                    DENCOR ENERGY COST CONTROLS, INC.

           UNAUDITED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Notes payable and advances due to shareholders:

At December 31, 2000, the Company has $166,100 of notes payable to shareholders outstanding. The notes payable to shareholders are due on demand, and bear interest at 12% to 18.25% per year. Notes payable to shareholders of $69,800 are collateralized by the Company's inventory. The remaining notes payable to shareholders are unsecured. The weighted average interest rate during the years ended December 31, 2000 and 1999 was approximately 18.2%. Interest expense of approximately $50,400 and $34,100 associated with these notes payable was charged to operations for the years ended December 31, 2000 and 1999, respectively.

During 2000, proceeds from new notes payable to shareholders were $18,000; and notes payable decreased by $15,000 from cash payments made. In addition, the Company issued 1,050,000 shares of common stock in exchange for $42,000 of notes payable to shareholders. The common stock was valued at the quoted market price of the Company's common stock at the date of the transaction.

During 2000, the Company issued $47,900 of notes payable to shareholders in exchange for $47,900 accrued interest to shareholders. Additionally, a shareholder forgave $11,100 of accrued interest; this amount has been recorded as a capital transaction (Note 8).

In January 2001, the Company issued a note payable for $2,200 to a shareholder, which is due on demand and bears interest at 18.25%. The note is collateralized by the Company's inventory.

Advances payable to shareholders of $26,700 at December 31, 2000 represent operating expenses of the Company paid by a shareholder. The amounts are non-interest bearing, unsecured and due on demand.

                  DENCOR ENERGY COST CONTROLS, INC.

                YEARS ENDED DECEMBER 31, 2000 AND 1999

6.  Income taxes:

The components of deferred tax assets at December 31, 2000, were as follows:

      Current deferred tax assets:
       Receivables, due to
        allowance for doubtful accounts                              $  4,200
       Inventories, due to obsolescence reserve
       and additional costs inventoried for tax purposes               14,200
       Unpaid salary expense and related payroll taxes                 73,300
       Compensated absences                                             6,700
       Warranty reserve                                                   600
       Total current deferred tax assets                               99,000
       Less valuation allowance                                       (99,000)
      Net current deferred tax assets                                $    -

     Noncurrent deferred tax assets:
      Net operating loss carryforwards                              $ 177,400
      Other tax credit carryforwards                                   53,400

     Total noncurrent gross deferred tax assets                       230,800
     Less valuation allowance                                        (230,800)
     Net noncurrent deferred tax assets                             $    -

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

At December 31, 2000, the Company had net operating loss and general business credit carryforwards which may be used to reduce future taxable income and taxes payable, respectively, and which expire through 2020 as follows:
                                                    Net           General
                                                 operating       business
                                                   loss           credit
                                               carryforwards   carryforwards
             2002                                $151,900
             2003
             2004
             2005
             Thereafter                            627,800       $ 53,400
                                                  $779,700       $ 53,400

The Company's net operating loss-carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses due to the merger transaction that occurred in February 2001 (Note 11).
<PAGE)
                    DENCOR ENERGY COST CONTROLS, INC.

           UNAUDITED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

8.  Shareholders' equity (deficit):

Common stock:

During 1999, the Company issued 196,000 shares of common stock under a restricted stock bonus plan, valued at $3,100. The Company also issued 750,000 shares of common stock to financial advisors for consulting services, valued at $11,700. The value of the services rendered was based on the fair market value of the common stock on the date of issuance.

During 2000, the Company issued 800,000 shares of common stock in a private placement at $0.02 per share. The Company also issued 1,050,000 shares at $0.04 per share in exchange for $42,000 of notes-payable to shareholders.

Stock options:

For the year ended December 31, 1999, an option to purchase 750,000 shares of common stock at $.02 per share, the market value of the Company's common stock at the grant date, was granted to financial advisors of the Company.
 These options were exercised in 2000 in exchange for $15,000.

Compensation expense in 1999, as computed under the Black, Scholes method, consistent with the guidance of SFAS No. 123, was not material. The Company calculated the fair value of the options with the following assumptions: dividend yield at 0%; weighted average expected option term of 3 years; risk free interest rate of 6.24%; and 90% volatility for the year ended December 31, 1999.

<PAGE)
                     DENCOR ENERGY COST CONTROLS, INC.

           UNAUDITED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 2000 AND 1999

8.  Shareholders' equity (continued):


Capital transaction:

During 2000, a shareholder of the Company forgave $11,100 of accrued interest, which has been accounted for as a capital transaction and has resulted in an increase to common stock.

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

10.  Fair value of financial instruments:

The carrying values of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair values primarily because of the short maturities of these instruments. The fair values of net long-term receivables approximate their carrying values as a result of the valuation allowance applied to these receivables. The fair values of notes due to shareholders are not practicable to estimate, due to the indefinite payment terms of the amounts, and due to the related party nature of the underlying transactions.

11.  Subsequent events:

In February 2001, the Company entered into a merger agreement with Reliable Power Systems, Inc. ("Reliable") and completed certain other related transactions. Reliable was formed in July 2000 and is a start-up company. Following is a summary of these agreements and transactions that occurred subsequent to December 31, 2000:

                  DENCOR ENERGY COST CONTROLS, INC.

                 YEARS ENDED DECEMBER 31,2000 AND 1999

11. Subsequent events (continued):

a. The Company formed Denmer Corporation, a new wholly-owned subsidiary of the Company.
b. Reliable was merged into Denmer Corporation. In this transaction, the shareholders of Reliable exchanged all of the issued and outstanding shares of Reliable for 12,600,000 shares of the Company's common stock and 3,348,000 shares of the Company's Series A voting convertible preferred stock. Each share of the Series A preferred stock is convertible into 50 shares of common stock and is entitled to 50 votes.
c. At the time of closing of the merger, Reliable was required to have $300,000 of unrestricted cash in excess of its liabilities. Upon completion of the merger, this cash was loaned by Denmer to the Company and used to pay $300,000 of notes payable, accrued interest and other liabilities of the Company.
d. The Company converted approximately $300,000 of accrued compensation and benefits to 300,000 shares of Series B voting redeemable preferred stock. The Series B preferred stock has a stated and liquidation value of $1.00 per share, dividends rights on the same basis as the common stock, and voting rights of one vote per share of preferred stock. The Series B preferred stock is required to be redeemed by the Company in three equal installment in February 2002, 2003 and 2004. The Company has the option of redeeming the preferred stock for cash at its stated value or with common stock at its then fair market value, provided that the fair market value of the common stock is not less than $2.00 per share nor more than $10.00 per share. Until the Series B preferred stock is redeemed, the Company may not issue any preferred stock with liquidation preferences ahead of the Series B preferred stock.
e. Certain shareholders of the Company forgave approximately $39,589 of accrued interest, compensation payable and other amounts due them.
f. The Company issued 1,800,000 shares of common stock and $20,000 to a third party for a finders fee and other fees related to the merger transaction.
g. The Company cancelled its employment arrangements with its two executive officers and entered into employment contracts. The employment contracts have a three-year term and provide for base salary, bonuses based on sales, and stock options.

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

                  DENCOR ENERGY COST CONTROLS, INC.

                YEARS ENDED DECEMBER 31, 2000 AND 1999


12. Subsequent events (continued):

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



Subsequent Event:

On February 7, 2001 the Company entered a merger agreement with Reliable Power Systems, Inc. Under the terms of the transaction, Theodore Hedman, a former director of the Company, resigned on February 7, 2001 and Thomas J. Wiens was appointed Chairman of the Board of Directors. David Groom was appointed Secretary and Maynard L. Moe appointed Vice-President of Operations. Additional information on the transaction is given in Note 11 to the Financial Statements.

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

(6)	The Company had a Restricted Stock Bonus Plan, the purpose of which was to attract and retain qualified personnel for responsible positions. The Company had remaining 196,000 shares of the Company's authorized but unissued common stock as of December 31, 1998, to be awarded as stock bonuses to employees, not including Dr. Moe. Stock bonuses are awarded, as an incentive to contribute to the success of the Company, at the discretion of a stock bonus committee, consisting of not less than two directors, from a list of recommendations submitted periodically by the President. The plan may be amended, modified, suspended or withdrawn at any time by the Board of Directors. During the periods covered by the Summary Compensation Table, the remaining 196,000 shares of the Company's authorized but unissued common stock valued at $3,100 was awarded to an employee. No shares remain in the Stock Bonus Plan.

(7)	No other compensation

Compensation of Directors

	The Company pays its non-employee director $100 per Directors' Meeting attended. It is anticipated that no more than twelve meetings will occur each year.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

	At the close of the fiscal year the Company did not have any written employment contracts with respect to any of its executive officers. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment with the Company or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.

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

	None.

ITEM 13.  Exhibits and Reports on Form 8-K

	(a) Financial Statements

1.	The following financial statements of Dencor Energy Cost Controls
	are included in Part II, Item 7:

                                                                          Page

     Balance Sheet - December 31, 2000                                     10

     Statements of Operations - years ended
           December 31, 2000 and 1999.                                      11

     Statements of Shareholders' Deficit - years ended
           December 31, 2000 and 1999                                       12

     Statements of Cash Flows - years ended
           December 31, 2000 and 1999                                       13

     Notes to Financial Statements                                          14

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