Form 10KSB/A
period 2000-12-31
DENCOR ENERGY COST CONTROLS INC
filed 2001-03-20
CIK 312066

SECURITIES AND EXCHANGE COMMISSION0
                          Washington, D.C. 20549

                               FORM 10-KSB/A2
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

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

PART I

ITEM 1.  Business

(a) General Development of Business. Dencor Energy Cost Controls, Inc. (the "Company") was incorporated on January 16, 1974, under the laws of the State of Colorado for the purpose of developing, manufacturing, and marketing electronic devices. Currently, the Company's primary activity is the manufacture and sale of electrical demand controllers that manage electricity consumed in residences and commercial establishments and energy control devices used by utilities to modify residential energy use patterns. The Company has its headquarters, production facilities, and research and development laboratories in Denver, Colorado.

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

The independent auditors' report on the Company's financial statements for the year ended December 31, 2000 include a "going concern" explanatory paragraph, which describes factors that raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to the factors which prompted the explanatory paragraph are discussed in Note 2 to the Company's December 31, 2000 financial statements.

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


GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
January 19, 2001
March 6, 2001 for Note 11

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



See notes to financial statements.

                   DENCOR ENERGY COST CONTROLS, INC.

                       STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                          2000          1999

Cash flows from operating activities:
 Net loss                                              $(207,600)  $ (235,600)
Adjustments to reconcile net loss
to net cash used in operating activities:
 Provision for doubtful receivables                        3,700       (4,100)
 Non-cash expense incurred upon issuance
 of common stock                                                       14,800
 Changes in operating assets and
 liabilities:
 Accounts receivable                                      (4,600)      (1,000)
 Inventories                                              12,600       10,200
 Prepaids and other                                          800        1,000
 Long-term receivables                                     1,700        4,000
 Accounts payable                                        (20,700)      28,600
 Accrued compensation and benefits                       131,000      138,500
 Accrued interest and advances owed to shareholders       53,500       32,700
 Other liabilities                                          (300)
 Total adjustments                                       177,700      224,700

Net cash used in
  operating activities                                   (29,900)     (10,900)


Cash flows from financing activities:
 Proceeds from notes payable - shareholders              18,000       13,100
 Proceeds from notes payable - others                                 20,000
 Principal payments on notes payable - shareholders     (15,000)     (10,000)
 Principal payments on notes payable - others                        (20,000)
 Proceeds from issuance of common stock                   31,000
Net cash provided by financing activities                 34,000        3,100

Net increase (decrease) in cash                            4,100       (7,800)

Cash, beginning                                              500        8,300

Cash, ending                                          $    4,600     $    500

Supplemental disclosure of cash flow
 information:


    Cash paid during the year for interest            $    5,900     $   1,400

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of accrued interest owed to a shareholder $   11,100

Notes payable, shareholders, issued in exchange
for accrued interest owed to shareholders             $   47,900

Common stock issued in exchange for
notes payable, shareholders                           $   42,000


See notes to financial statements.

               DENCOR ENERGY COST CONTROLS, INC.

                NOTES TO FINANCIAL STATEMENTS

            YEARS ENDED DECEMBER 31, 2000 AND 1999


1. Organization and significant accounting policies:

Organization:

Dencor Energy Cost Controls, Inc. (the "Company") manufactures and markets electrical energy cost control devices and equipment which are sold primarily to distributors and dealers in the United States, Canada and South America. There is only one business segment.

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


11. Subsequent events (continued):

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
 c.	Decrease the authorized common stock to 65,000,000 shares and increase the authorized preferred stock to 15,000,000 shares
 d.	Change the name of the Company to Reliable Power Systems, Inc.
 e.	Approve the Reliable Power Systems Equity Incentive Plan. Under the
     plan, the maximum number of shares of common stock that may be issued upon exercise or payment will not exceed 900,000 shares. Incentive options and stock appreciation rights may be granted to officers, directors and employees of the Company with exercise prices equal to the fair market value of the stock on the date of the grant. Nonqualified options may be granted to advisors and consultants of the Company at exercise prices not less than 50% of the fair market value of the stock on the date of grant.

12.  Unaudited pro forma financial information:

In February 2001, Dencor entered into a merger agreement with Reliable and completed certain other related transactions as described in Note 11. The Company plans to record this transaction as a purchase of Dencor by Reliable and a recapitalization of Reliable.

The following unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 2000 gives effect to the transaction as if it had occurred on January 1, 2000. The following unaudited condensed consolidated balance sheet as of December 31, 2000 gives effect to the transaction as if it had occurred on December 31, 2000.

Reliable was formed in July 2000 and through December 31, 2000 had no significant operating activities. The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements of Dencor. The unaudited pro forma condensed consolidated financial statements do not purport to present results which would actually have been obtained if the transaction had been in effect during the period covered or any future results which may in fact be realized.



          DENCOR ENERGY COST CONTROLS, INC. AND SUBSIDIARIES
        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 2000

                                     Reliable                       Reliable
                                      Power                          Power
                                   Systems, Inc.   Pre-merger     Systems, Inc.
                                   (Historical)    Adjustments   (as adjusted)
    Assets
Current assets:
 Cash                                               $  300,000 A  $  300,000

 Accounts receivable
 Inventories
 Prepaids and other
Total current assets                         -         300,000       300,000

 Long term receivables
 Intangibles to be allocated


Total assets                           $     -      $  300,000    $  300,000

    Liabilities and Shareholders' Equity
Current liabilities:
 Notes payable - shareholders
 Accounts payable and
  accrued liabilities                   $   500                          500




Total liabilities (all current)             500              -           500

Total shareholders' equity (deficit)       (500)       300,000 A     299,500



Total liabilities and
shareholders' equity (deficit)          $     -     $  300,000    $  300,000


                                  (continued)







             DENCOR ENERGY COST CONTROLS, INC. AND SUBSIDIARIES
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                             DECEMBER 31, 2000

                                       Dencor
                                    Energy Cost
                                   Controls, Inc.  Pro forma    Pro forma
                                   (Historical)  adjustments  consolidated
    Assets
Current assets:
 Cash                               $   4,600     $ (300,000) C  $(15,400)
                                                     (20,000) F
 Accounts recievable                   26,000                      26,000
 Inventiories                         115,300                     115,300
 Prepaids and other                     4,300                       4,300
Total current assets                  150,200       (320,000)     130,200

 Long term receivables                  6,900                       6,900
 Intangibles to be allocated                         674,500  B   793,500
                                                     119,000  F
Total assets                        $ 157,100      $ 473,500     $930,600

Liabilities and shareholders' equity
Current liabilities:
 Notes payable - shareholders         166,100       (166,100) C        -
 Accounts payable and
  accrued liabilities                 545,800       (133,900) C    72,800
                                                    (300,000) D
                                                     (39,600) E
Total liabilities (all current)       711,900       (639,600)      72,800

Total shareholders'
 equity (deficit)                    (554,800)       300,000  D   857,800
                                                     674,500  B
                                                      39,600  E
                                                      99,000  F
Total liabilities and
 shareholders' equity (deficit)     $ 157,100       $473,500     $930,600

  See notes to unaudited pro forma condensed Consolidated financial statements.




            DENCOR ENERGY COST CONTROLS, INC. AND SUBSIDIARIES
     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 2000

                         Reliable          Dencor
                          Power          Energy Cost
                        Systems, Inc.   Controls, Inc   Pro forma    Pro forma
                        (Historical)    (Historical)  adjustments  consolidated
Revenues:
  Net sales                             $  210,800                     $210,800
  Interest and other                         9,600                        9,600
                                 -         220,400              -       220,400

Costs and expenses
  Cost of products sold                    138,200                      138,200
  Selling                                   12,800                       12,800
  General and
   administrative       $      500         140,400     $  10,000 (H)
                                                          52,900 (I)    203,800
  Research and
   development                              82,500                       82,500
  Provision for
   doubtful receivables                      3,700                        3,700
  Interest                                  50,400        (50,400)(G)         -
                               500         428,000         12,500       441,000
Net loss                $     (500)      $(207,600)     $ (12,500)    $(220,600)


Basic and diluted loss per common share  $   (0.03)                    $  (0.01)


Weighted average common                                12,600,000 (B)
 shares outstanding                      6,788,571      1,800,000 (F)21,188,571

Assuming approval of reverse stock split:
Basic and diluted loss per common share                               $   (0.19)
Weighted average common shares outstanding                        (J) 1,177,143


   See notes to unaudited condensed consolidated financial statements.



The pro forma adjustments consist of the following:

Balance sheet adjustments:

(A) To reflect a $300,000 capital contribution made to Reliable immediately prior to the merger.

(B) To reflect the exchange of all of the issued and outstanding shares of Reliable for 12,600,000 shares of the Company's common stock and 3,348,000 shares of the Company's Series A voting convertible preferred stock. This transaction has been valued at the quoted market price of the 8,349,804 shares of Dencor's common stock outstanding immediately prior to the transaction.

C) To record the payment of $300,000 of notes payable, accrued interest and other liabilities of the Company.

(D) To record the exchange of $300,000 of accrued compensation and benefits for 300,000 shares of Series B voting redeemable preferred stock.

(E) To record the forgiveness of $39,600 of accrued interest, compensation and other amounts owed to shareholders and officers of the Company.
This is accounted for as a capital transaction and results in an increase to common stock.

(F) To reflect the issuance of 1,800,000 shares of common stock and payment of $20,000 to a third party investment broker in exchange for services related to the merger transaction. This transaction is accounted for as part of the purchase consideration with the common stock issued valued at the quoted market price at the date of issue.

Income statement adjustments:

(G)  To eliminate interest expense on debt repaid under the merger agreement.

(H) To record the net effect of additional compensation expense under the new employment contracts as compared to historical salary expense incurred for these individuals.

(I) To record amortization expense related to the intangible assets recognized in the acquisition transaction. The intangible assets are to be amortized on the straight-line method over fifteen years.

(J) To restate the pro forma weighted average number of shares outstanding assuming the effectuation of a 1-for-18 stock split to be voted on at a shareholders'meeting to be held in April 2001.


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

	None.

ITEM 13.  Exhibits and Reports on Form 8-K

	(a) Financial Statements

1.	The following financial statements of Dencor Energy Cost Controls
	are included in Part II, Item 7:

                                                                          Page

     Independent Auditors' Report                                           10

     Balance Sheet - December 31, 2000                                      11

     Statements of Operations - years ended
           December 31, 2000 and 1999.                                      12

     Statements of Shareholders' Deficit - years ended
           December 31, 2000 and 1999                                       13

     Statements of Cash Flows - years ended
           December 31, 2000 and 1999                                       14

     Notes to Financial Statements                                          15

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