Form 10QSB
period 2001-03-31
RELIABLE POWER SYSTEMS INC
filed 2001-05-21
CIK 312066

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2001
                               ---------------------------------

                                       OR
[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------

Commission file number 0-9255
                       ------

                          RELIABLE POWER SYSTEMS, INC.
                     f/k/a DENCOR ENERGY COST CONTROLS, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                            84-0658020
---------------------------------                          -------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

                     1450 West Evans, Denver, Colorado 80223
                ------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (303) 922-1888
                                 --------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. No par value per share:
10,638,679 shares issued at May 10, 2001.

         Transitional Small Business Disclosure Format

Yes        No   X
     ---       ---

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the Company's shareholders with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Form 10QSB contain or are based on the Company's projections or estimates of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic and financial performance. All such statements, other than statements of historical fact, contained in this Form 10QSB in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 5. Business Plan" generally are accompanied by words such as "anticipate," "believe," "intend," "estimate," "project" or "expect" or similar statements. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

         Although any forward-looking statements contained in this Form 10QSB or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, reasonable and expected to prove true, management is not able to predict the future with certainty and no assurance can be given that such statements will prove true, management is not able to predict the future with certainty and no assurance can be given that such statements will prove correct. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things: general economic and business conditions; industry conditions and trends; volatility of prices; product supply and demand; market competition; risks inherent in the Company's operations; imprecision of reserve estimates; the Company's ability to replace and expand its business; the Company's ability to generate sufficient cash flow from operations to meet its current and future obligations; the Company's ability to access and terms of external sources of debt and equity capital; such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. These and other risks are described elsewhere in this Form 10QSB and will be described from time to time in the Company's future filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date of this Form 10QSB, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

                          RELIABLE POWER SYSTEMS, INC.
                                      INDEX

                                                                                                Page
         PART I.  FINANCIAL INFORMATION                                                          1

         Item 1.           Consolidated Financial Statements:                                    1

                           Balance sheets - March 31, 2001, and December 31, 2000                1

                           Statement of  Operations - Three Months Ended March 31, 2001          2

                           Statement of Cash Flows - Three Months Ended March 31, 2001           3

                           Notes to Consolidated Financial Statements                            4

         Item 2.           Management's Discussion and Analysis and Plan of Operations           4


         PART II. OTHER INFORMATION                                                              6

         Item 2.           Changes in Securities and Use of Proceeds                             6

         Item 6.           Exhibits and Reports on Form 8-K                                      7

                           Signatures                                                            8


                          RELIABLE POWER SYSTEMS, INC.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
(Consolidated Balance Sheet)

                                                       ASSETS
                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2001            2000
                                                                              -----------    -------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash                                                                     $    14,232    $          --
     Accounts receivable, net of allowance for doubtful accounts of $10,400        10,900               --
     Inventories                                                                  107,600               --
     Prepaid and other                                                            207,834               --
                                                                              -----------    -------------

                  Total Current Assets                                            340,566               --

     Employee receivable                                                           50,000               --
     Furniture and equipment                                                        6,186               --
     Security deposit                                                               2,712               --
     Long term receivables                                                          6,100               --
     Goodwill, net                                                              1,374,370               --
                                                                              -----------    -------------

                                                                              $ 1,779,934    $          --
                                                                              ===========    =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                         $    53,396    $       1,170
     Accrued compensation and taxes                                                52,683               --
     Warranty reserve                                                               3,200               --
     Accrued interest - Shareholder                                                 3,322               --
     Other                                                                          9,975               --
                                                                              -----------    -------------

                  Total Current Liabilities                                       122,576            1,170

LONG TERM LIABILITIES
     Note payable - related party                                                 255,000               --
                                                                              -----------    -------------

                  Total Liabilities                                               377,576            1,170
                                                                              -----------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, authorized 15,000,000 shares:
         Series A, 3,348,000 issued and outstanding                               627,285               --
         Series B, 300,000 issued and outstanding                                 300,000               --
     Common stock, no par value, authorized 25,000,000
         shares, issued and outstanding 1,263,878 and 1,990                       769,615               --
     Accumulated deficit                                                         (294,542)          (1,170)
                                                                              -----------    -------------

                  Total Stockholders' Equity                                    1,402,358           (1,170)
                                                                              -----------    -------------

                                                                              $ 1,779,934    $      (1,170)
                                                                              ===========    =============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          RELIABLE POWER SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               THREE
                                              MONTHS
                                               ENDED
                                             MARCH 31,
                                               2001
                                             ---------
REVENUES:
     Net sales                               $  25,083
     Interest and other                            700
                                             ---------

                  Total Revenues                25,783
                                             ---------

COSTS AND EXPENSES:
     Cost of products sold                      21,350
     Selling                                     6,635
     General and administrative                257,803
     Research and development                   17,267
     Interest                                    6,005
     Amortization                               10,095
                                             ---------

                  Total Costs and Expenses     319,155
                                             ---------

NET (LOSS)                                   $(293,372)
                                             =========


NET (LOSS) PER COMMON SHARE                  $    (.30)
                                             =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     972,211
                                             =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          RELIABLE POWER SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                THREE MONTHS
                                                                   ENDED
                                                                  MARCH 31,
                                                                   2001
                                                              ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                               $      (293,372)
     Adjustments to reconcile net (loss) to net cash (used)
        in operating activities:
     Amortization                                                      10,095
     Stock based compensation                                         261,000
        Changes in operating assets and liabilities:
         Decrease in receivables                                       15,100
         Decrease in inventories                                        7,700
         Increase in prepaid expenses and other assets               (205,446)
         Increase in accounts payable and accrued expenses             15,741
                                                              ---------------


                  Net Cash (Used) by Operating Activities            (189,182)
                                                              ---------------

CASH FLOWS TO INVESTING ACTIVITIES:
     Purchase of equipment                                             (6,186)
     Acquisition                                                     (315,400)
     Loan to employee                                                 (50,000)
                                                              ---------------

                  Net Cash Used by Investing Activities              (371,586)
                                                              ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable - shareholder                         255,000
     Sale of common stock                                             320,000
                                                              ---------------

                  Net Cash Provided by Financing Activities           575,000
                                                              ---------------

NET INCREASE IN CASH                                                   14,232
                                                                           --
                                                              ---------------
CASH, beginning of year

CASH, end of quarter                                          $        14,232
                                                              ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          RELIABLE POWER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The consolidated Financial Statements of the Company as of March 31, 2001 and for the three-month period ended March 31, 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, the accompanying unaudited consolidated Financial Statements contain all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001.

         The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with a reading of the financial statements and the notes therein included in the Company's latest annual report on Form 10-KSB. It should be noted that the Form 10KSB was filed under the Company's former name, Dencor Energy Cost Controls Inc. and primarily discusses events occurring prior to its merger with Reliable Power Systems, Inc.

2.       Long-Term Debt:

         As of the end of First Quarter, 2001, the Company had $255,000 of long-term debt payable to First Western Industries, LLC. First Western Industries, LLC is controlled by the Company's Chairman and majority beneficial shareholder. The debt is due on demand bearing interest at 10%. Subsequent Events. On May 15, 2001, the Company entered into a two year loan agreement with Compass Bank in the principal amount of $665,000.00 with an annual interest rate of 7.5% . The majority of the principle from this loan will be used to retire the obligation to First Western Industries, LLC pursuant to the line of credit agreement which had $562,514 of principal outstanding on May 15, 2001. This new financing will allow the Company to recharacterize the debt as a long term liability. Additionally, the Company will derive significant benefit from this refinancing by establishing traditional credit lines.

3.       Common Stock:

         As of the end of the First Quarter, 2001, the Company had 1,263,878 shares of common stock issued and outstanding. This represented an increase of 800,000 shares over the outstanding shares on December 31, 2000. This increase was the result of the reverse triangular merger by and among, Reliable Power Systems, Inc., Dencor Energy Cost Controls, Inc. and Denmer Corporation all as more fully described in the 8K filed on February 16, 2001, the 8K/A filed on April 16, 2001, and the 10KSB/A filed on March 20, 2001 and in Exhibit 2 of this Form 10QSB.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion involves the combined operations of Reliable Power Systems, Inc. from January 1, 2001 to March 31, 2001 and Dencor Energy Cost Controls, Inc. operations from February 7, 2001 to March 31, 2001. On February 7, 2001, Dencor Energy Cost Controls, Inc. entered into a reverse, triangular merger with Reliable Power Systems, Inc. As a result of the accounting treatment of that merger, the historical accounting information for Dencor Energy Cost Controls, Inc. was eliminated and replaced with the historical accounting information of Reliable Power Systems, Inc. This accounting treatment primarily resulted in the elimination of accumulated deficit of Dencor Energy Cost Controls and the creation of $1,384,465 of goodwill. On April 10, 2001, the Company held a shareholders meeting and among other items, officially changed its name to Reliable Power Systems, Inc. A detailed description of the items considered at the April 10, 2001, shareholders meeting is contained in the Company's 14C filed on March 7, 2001.

                          RELIABLE POWER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently sells energy control systems to residential, commercial, industrial, and utility customers. This is a continuation of Dencor Energy Cost Controls, Inc.'s historical business. The Company is in the process of expanding its operations to include the sale of energy quality products.

NET SALES

         First Quarter sales were $25,083. These sales were entirely attributable to Dencor Energy Cost Controls, Inc.'s historical business.

COST AND EXPENSE

Cost of Products Sold for Dencor Energy Cost Control, Inc.'s products were $21,350.

Selling expenses as a percentage of net sales were 26.4%. This is a substantially higher percentage than the Company anticipates for future periods and is primarily due to the hiring of a Vice President of Sales who will primarily focus on the sale of energy quality products.

General and Administrative expenses were $257,803. These costs are primarily attributable to the merger and hiring new professional and support staff. While the Company does not anticipate any material decrease in these costs, it is anticipated that future expenses will substantially increase as a result of the increased size of the Company.

Research and Development expenses as a percentage of net sales were 69%. The Company anticipates substantial increasing its research and development activities, as more fully discussed in Item 5. However, the Company believes research and development expenses will decrease as a percentage of net sales.

EARNINGS

         The net loss for the first quarter was $293,372. The net loss was due to the expenses related to the merger and the increase in payroll as a result of hiring additional management and support staff.

LIQUIDITY

         If working capital beyond that provided by cash flow is needed, additional debt and equity financing will be sought. If traditional debt financing is not available, the Company will attempt to raise working capital by private borrowing including stockholder loans. First Western Industries, LLC has entered into a line of credit agreement with the Company. Additionally, the Company may consider raising funds through the equity markets. While, First Western Industries, LLC has entered into the line of credit agreement, no assurances can be given that other sources of financing will be available.

                          RELIABLE POWER SYSTEMS, INC

                           PART II - OTHER INFORMATION

Items 1, 3, and 4 would appear to require no answers according to the instructions.

Item 2.  Changes in Securities and Use of Proceeds

(a)      Modification or Limitation of Existing Securities.

         The instruments defining the rights of the holders of any class of registered securities were not directly modified. However, the rights of the common stock holders were affected by the merger as discussed below in subparagraph (b).

(b) Limitation or Modification of a Class of Securities by the Issuance of Other Securities.

         On February 7, 2001, Dencor Energy Cost Controls, Inc., Denmer Corporation and Reliable Power Systems, Inc. entered into a reverse, triangular merger. As a result of that transaction, the Company issued 3,348,000 shares of its Series A Convertible Preferred Stock. Each share of series A Convertible Preferred Stock was convertible into 50 shares of common stock. The effect of this issuance was to vest control of the Company in the shareholders of Reliable Power Systems, Inc., the target of the merger. On April 10, 2001, the Company held a shareholders meeting and among other things, increased its authorized common stock to 190,000,000 shares. As a result of this increase in authorized common stock the Series A Preferred Stock was converted to common stock. On April 11, 2001, the Company effectuated a 1 for 18 reverse stock split (as approved at the April 10, 2001 shareholders meeting). On April 12, 2001, the Company decreased its authorized common stock to 65,000,000 shares.

         Additionally, the Company issued 300,000 shares of its Series B Redeemable and Convertible Preferred Stock as a result of the merger. The Series B Preferred Stock has a stated value of $1.00 per share and may be redeemed for cash or converted into common stock at its then fair market value on certain conversion dates, provided that the fair market value of the common stock shall be deemed to be not less than $2.00 per share nor more than $10.00 per share. The holders of the Series B Preferred Stock are entitled to liquidation preferences over the holders of both common stock and Series A Preferred Stock. The effect of this issuance was to make the holders of common stock and Series A Preferred Stock subordinate to the holders of Series B Preferred Stock in the event of a liquidation of the Company. The Series B Preferred Stock was issued to employees of the Company as a result of their agreements to forgive accrued compensation, interest on that compensation, and accrued benefits.

(c)      Information Required by Item 701 of Regulation S-B

         On February 7, 2001, the Company issued 12,600,000 shares of common stock and 3,348,000 shares of its Series A Preferred Stock to the shareholders of Reliable Power Systems, Inc. as a result of the merger discussed above. Additionally, On February 7, 2001, the Company issued 1,800,000 shares of Common Stock to Venture Vest, Inc. as a finders fee for the above described transaction. Finally, on February 7, 2001, the Company issued 300,000 shares of its Series B Preferred Stock.

                          RELIABLE POWER SYSTEMS, INC.

         The Company did not use an underwriter in association with any of the stock issuances described above.

         In exchange for the 12,600,000 shares of common stock and the 3,348,000 shares of Series A Preferred Stock, the Company received 100% of the issued and outstanding stock of Reliable Power Systems, Inc. which primarily consisted of $300,000 of cash and immaterial liabilities. In exchange for the 1,800,000 shares of common stock issued to Venture Vest, Inc. the Company received consulting services related to the merger. In exchange for the Series B Preferred Stock, the Company received forgiveness of approximately $340,000 of accrued compensation, interest on the compensation and benefits.

         The securities were issued in accordance with Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 145.

         As described above, the Series A Preferred Stock and the Series B Preferred Stock are convertible into common stock. Additionally, the Series B Preferred Stock is convertible into common stock as more fully described above.

Item 5.  RELIABLE POWER SYSTEMS, INC. DESCRIPTION

Reliable Power Systems, Inc. was formed in July of 2000 as DHW Industries, Inc. After evaluating the energy market, DHW Industries, Inc. changed its name to Reliable Power Systems, Inc. on October 17, 2001 and adopted a business plan to address the growing crisis in the delivery and quality of distributed electric energy and to address the energy crisis in the underserved industrial and commercial markets. On February 7, 2001, Reliable Power Systems, Inc. merged into a wholly owned subsidiary of Dencor Energy Cost Controls, Inc. a designer, developer and manufacturer of proprietary energy management and conservation systems. In April of 2001, the shareholders approved the name change from Dencor Energy Cost Controls, Inc. to Reliable Power Systems, Inc. The combined company now trades on the OTC: BB under the symbol RPSI.

The Company designs and markets power quality products that provide the consistent, reliable electric power required by today's economy. The Company is currently developing a fully integrated continuous power system, which targets the industrial, medical, data and telecommunications power markets. The Company currently owns the right to several patents in energy technology management and intends to develop and acquire additional technologies.

The Company develops, integrates and maintains unique total power systems encompassing power quality, reliability, power information systems, and niche distributed power generation. The Company intends to custom tailor solutions to its customers' specifications by employing standard equipment solutions from various manufacturers and by incorporating its own, patented products, to offer the underserved industrial, medical and commercial consumers the highest operating efficiencies in the power quality and reliability industry. The Company intends to provide affordable and reliable solutions to its customer's power needs for today and beyond.

Engineering Services: The Company intends to design a full power back up system, or full power generation system to allow the customer both fuel options, no break UPS systems, upgrades to existing systems, distributive generation systems off the utility grid, or the ability to sell back generation capacity. The Company's engineering services a full range design and build offering.

Installation services: The Company intends to offer full turn key services that include the site survey and installation of the power system, or monitoring units. The Company intends to act as the general contractor to insure full system integration and site acceptance. Training and management of the site may also be provided. The Company intends its field installation capability to include rigging, setting of the equipment and the mechanical and electrical connections of all systems and the proper interface of all units to act as a full-integrated solution.

The Company, with patented Dencor Energy Cost Controls, Inc. Modules, currently offers site monitoring and energy management. This technology allows the Company to monitor its customers' energy usage and control the on and off times for various pieces of equipment in order to reduce or eliminate peak power bills. The Company's connectivity will also allow for the monitoring of various systems to insure proper interface between energy management and the intended use of the equipment. The Company's monitoring system platform is cost effective and can be easily retro fitted into existing equipment designs.

Constant Voltage Stabilizers: The Company intends to offer a full line of voltage stabilizers for its industrial and hospital customers. Due to the unique demand of industrial applications, voltage sags are common within a factory setting. The Company's Constant Voltage Stabilizers design will allow for constant voltage output without the requirement of expensive battery back up systems. In hospital applications, the Company's phase stabilizer capability will correct overloaded system imbalances caused by the rapidly expanding power requirement of hospital additions.

The Company intends to supply a full line of engine generator systems. Prime, continuous duty, and standby systems will be included in this offering, combined with the Company's other technologies in order to best suit its customers requirements. By combining its existing technology with the engine units, the Company intends to intorduce peak load shedding and alternative fuel choices.

The Company will thrive by addressing a few key segments of the market:

  o MARKETING: The Company has proprietary technology that has not been effectively marketed. Although there is no quick effective way for the nation to generate more power, the Company has proven effective solutions for energy conservation. These solutions are tailored to both the commercial and residential markets.

  o PRODUCT QUALITY: The Company intends to develop a complete line of power production equipment and energy management technology. The Company intends to sell products from various manufacturers and produce its own products.

  o EXECUTION OF ACQUISITIONS: The Company may expand into new markets through the acquisition of electrical technology and fuel suppliers. The Company will use these businesses as a platform on which to layer the sales of its other products and services. Further benefits may accrue to the Company through the elimination of redundancies in these organizations.

  o MULTIPLE PRICING MODELS: The establishment of multiple pricing models will allow the Company to offer flexible pricing plans that make sense for the customer as well as allowing the Company to generate recurring revenue.

  o MANAGEMENT: The Company has hired key members for its management team that are deep with both start up and technical knowledge. These skill sets will allow the company to grow intelligently, with a dedication to profits.

Item 6.  Exhibits and Reports On Form 8-K

 (a) The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:

         2. Merger Agreement and Plan of Reorganization dated February 7, 2001 by and among Dencor Energy Cost Controls, Inc., Denmer Corporation and Reliable Power Systems, Inc.

         19. 14C Filed on March 7, 2001 (incorporated herein by this reference)

         99. Line of Credit by and between First Western Industries, LLC and Dencor Energy Cost Controls, Inc. d/b/a Reliable Power Systems effective February 7, 2001.

 (b) During the quarter ended March 31, 2000, the Registrant filed one report on Form 8-K:

                  February 16, 2001 Changes in Control of Registrant

                           RELIABLE POWER SYSTEMS, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Reliable Power Systems, Inc.
                           Registrant

                                    By:   David Groom
                                          -------------------------------------
                                          Secretary and Interim Principal
                                          Accounting Officer

                                    Date: May 12, 2001
                                          -------------------------------------

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    2 Merger Agreement and Plan of Reorganization dated February 7, 2001 by and among Dencor Energy Cost Controls, Inc., Denmer Corporation and Reliable Power Systems, Inc.

   19 14C Filed on March 7, 2001 (incorporated herein by this reference)

   99 Line of Credit by and between First Western Industries, LLC and Dencor Energy Cost Controls, Inc. d/b/a Reliable Power Systems effective February 7, 2001.