Form 10QSB
period 2001-06-30
RELIABLE POWER SYSTEMS INC
filed 2001-08-14
CIK 312066

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           June 30, 2001
                                       ---------------------------------

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

      Commission file number                   0-9255
                             ---------------------------------------------

                          RELIABLE POWER SYSTEMS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                      84-0658020
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  210 5th Street, Castle Rock, Colorado 80104
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (720) 733-8970
                                 ---------------
                           (Issuer's telephone number)

     Dencor Energy Costs Controls, 1450 West Evans, Denver, Colorado 80223
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par value per share: 10,658,679 shares issued at July 31, 2001_____


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          RELIABLE POWER SYSTEMS, INC.


                                      INDEX


                                                                                Page


PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)                         1


           Balance Sheets - June 30, 2001 and December 31, 2000                  1

           Statements of Operations - Three Months Ended June 30,
             2001 and Six Months Ended June 30, 2001                             2

           Statement of Cash Flows - Six Months Ended June 30, 2001              3

           Notes to Consolidated Financial Statements                            4-5

Item 2.    Management's Discussion and Analysis                                  5-7

PART II. OTHER INFORMATION

Item 2.    Change in Securities and Use of Proceeds                              7-8

Item 4.    Submission of Matters to a Vote of Security Holders                   8-9

Item 5.    Subsequent Events                                                     9-10

Item 6.    Exhibits and Reports on Form 8-K                                      10

           Signatures                                                            10

                          RELIABLE POWER SYSTEMS, INC.

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements
(Consolidated and Unconsolidated Balance Sheets)


                                     ASSETS


                                                                              June 30,     December 31
                                                                                2001           2000
                                                                            -----------    -----------
                                                                            (UNAUDITED)

CURRENT ASSETS:
            Cash                                                            $     4,418    $        --
            Accounts receivable, net of allowance for doubtful
                       accounts of $17,923 and $0, respectively                   7,783             --
            Inventories                                                         106,451              _
            Prepaids and other current assets                                   205,472              _
                                                                            -----------    -----------

                       Total Current Assets                                     324,124             --
                                                                            -----------    -----------
             Property and equipment, net of accumulated
                       depreciation of $1,214 and $0, respectively               25,690             --

            Goodwill, net of amortization of $27,401 and
                       $0, respectively                                       1,357,064             --
            Security deposits                                                    34,837             --
            Employee receivable                                                  50,000             --
            Deferred offering costs                                              52,487             --
                                                                            -----------    -----------

TOTAL ASSETS                                                                $ 1,844,202    $        --
                                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
            Accounts Payable                                                $   140,144    $     1,170
            Accrued compensation and taxes                                       32,960             --
            Note payable - related party                                        103,014             --
            Accrued interest payable - related party                              7,691             --
            Warranty reserve                                                      3,181             --
            Other                                                                 9,694              _
                                                                            -----------    -----------

                       Total Current Liabilities                                296,684          1,170
                                                                            -----------    -----------
            Long-term debt - note payable - related party                       685,000             --
                                                                            -----------    -----------
                       Total Liabilities                                        981,684             --
                                                                            -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred  stock, no par value, authorized 15,000,000 shares:
                       Series A, 0 issued and outstanding                            --             --
                       Series B, 300,000 and 0 respectively,
                       issued and outstanding                                   300,000             --
            Common stock, no par value, authorized 65,000,000
                       shares, 10,638,679 and 1,990 respectively,
                       issued and outstanding                                 1,396,900             --
            Accumulated deficit                                                (834,382)        (1,170)
                                                                            -----------    -----------
                       Total Stockholders' Equity (Deficit)                     862,518         (1,170)
                                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $ 1,844,202    $        --
                                                                            ===========    ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        1

                             RELIABLE POWER SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS       SIX MONTHS
                                                    ENDED JUNE 30,    ENDED JUNE 30,
                                                       2001              2001
                                                  --------------    --------------

REVENUES:
            Net Sales                             $       37,942    $       63,025
            Interest and other                               921             1,621
                                                  --------------    --------------

                       Total Revenues                     38,863            64,646
                                                  --------------    --------------

COSTS AND EXPENSES:
            Cost of goods sold                            28,770            50,120
            Selling                                       43,993            50,628
            General and administrative                   422,973           680,776
            Research and development                      54,724            71,991
            Interest - related parties                     9,724            15,729
            Depreciation                                   1,213             1,213
            Amortization                                  17,306            27,401
                                                  --------------    --------------

                       Total Costs and Expenses          578,703           897,858
                                                  --------------    --------------

NET LOSS                                          $     (539,840)   $     (833,212)
                                                  ==============    ==============

NET LOSS PER COMMON SHARE                         $        (0.06)   $        (0.15)
                                                  ==============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             9,644,098         5,477,138
                                                  ==============    ==============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          RELIABLE POWER SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                               SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                                   2001
                                                                              -------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
           Net loss                                                          $  (833,212)
           Adjustments to reconcile net loss to net cash (used) in
                  Operating activities:
                  Depreciation                                                      1,213
                  Amortization                                                     27,401
                  Stock based compensation                                        261,000
                  Changes in assets and liabilities:
                           Accounts receivable                                     18,217
                           Inventories                                              8,849
                           Prepaids and other current assets                     (201,172)
                           Security deposits                                      (27,937)
                           Accounts payable and accrued expenses                   83,375
                                                                              -----------

                                  Net Cash (Used) by Operating Activities        (662,266)
                                                                              -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

            Purchase of property and equipment                                    (23,443)
            Acquisition of subsidiary                                            (315,400)
            Loan to employee                                                      (50,000)
                                                                              -----------

                                  Net Cash (Used) by Investing Activities        (388,843)
                                                                              -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
            Payments for deferred offering costs                                  (52,487)
            Proceeds from note payable - related party                            753,014
            Repayment of note payable - related party                            (650,000)
            Proceeds from long-term debt - note payable - related party           685,000
            Proceeds from sale of common stock                                    320,000
                                                                              -----------

                                  Net Cash Provided by Financing Activities     1,055,527
                                                                              -----------

NET INCREASE IN CASH                                                                4,418

CASH, BEGINNING OF PERIOD                                                              --
                                                                              -----------

CASH, END OF PERIOD                                                           $     4,418
                                                                              ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          RELIABLE POWER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The consolidated Financial Statements of the Company as of June 30, 2001 and for the three and six month periods ended June 30, 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, the accompanying unaudited consolidated Financial Statements contain all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2001, and for the periods then ended.

         The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with a reading of the financial statements and the notes therein included in the Company's latest annual report on Form 10-KSB. It should be noted that the Form 10KSB was filed under the Company's former name, Dencor Energy Cost Controls Inc. and primarily discusses events occurring prior to its merger with Reliable Power Systems, Inc.

2.       Long-Term Debt - Related Party

         As of June 30, 2001, the Company had $685,000 of long-term debt payable to a financial institution (a related party). The Company entered into a two-year loan agreement with Compass Bank on May 15, 2001. The note bears interest at 7.5% per annum and is guaranteed by the Chairman of the Company. The principal balance is due on May 16, 2003. Interest payments are due on the note on a monthly basis.

3.          Note Payable - Related Party

            As of June 30, 2001, the Company had $103,014 of short-term debt payable to First Western Industries, LLC. First Western Industries, LLC is controlled by the Company's Chairman and majority beneficial shareholder. The debt is due on demand bearing interest at 10%. During the second quarter 2001, the Company paid off the note payable to First Western Industries, LLC. with proceeds from the long-term note from Compass Bank. Additional funds were drawn on the short-term note payable to First Western Industries, LLC. for working capital subsequent to the proceeds received from the long-term note from Compass Bank.

4.       Common Stock:

         As of June 30, 2001, the Company had 10,638,679 shares of common stock issued and outstanding. This represented an increase of 10,174,801 shares post split over the outstanding shares of Dencor Energy Costs Controls, Inc. on December 31, 2000. This increase was the result of the reverse triangular merger by and among, Reliable Power Systems, Inc., Dencor Energy Cost Controls, Inc. and Denmer Corporation all as more fully described in the 8K filed on February 16, 2001, the 8K/A filed on April 16, 2001, and the 10KSB/A filed on March 20, 2001.

            On April 10, 2001, the Company held a shareholders meeting and among other things, increased its authorized common stock to 190,000,000 shares. As a result of this increase in authorized common stock the Series A Preferred Stock was converted to 9,300,000 shares of common stock post split. On April 11, 2001, the Company effectuated a 1 for 18 reverse stock split (as approved at the April 10, 2001 shareholders meeting). All per share amounts have been restated to reflect the reverse stock split. On April 12, 2001, the Company decreased its authorized common stock to 65,000,000 shares.

5.       Capital Lease

            The Company has entered into a capital lease will an independent third party telephony company. As of June 30, 2001 property and equipment includes $4,074 acquired through the capital lease. Accumulated depreciation related to this asset was $340 as of June 30, 2001.

                          RELIABLE POWER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       Deferred Offering Costs

            Costs incurred in connection with the Company's current anticipated equity offering are deferred and will be charged against stockholders' equity upon the successful completion of the offering, or charged to expense if the offering is not consummated.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Note About Forward-Looking Statements

All statements contained herein that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from historical results or from any future results expressed or implied by such forward-looking statements. Readers are urged to consider statements that include the terms "believe," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. For a discussion of developments since June 30, 2001, see "Subsequent Events" below.

         The following discussion involves the combined operations for the six month period ended June 30, 2001 of Reliable Power Systems, Inc. from January 1, 2001 to June 30, 2001 and Dencor Energy Cost Controls, Inc. operations from February 7, 2001 to June 30, 2001. The following discussion involves the consolidated operations for the three month period ended June 30, 2001 of Reliable Power Systems, Inc from April 1, 2001 to June 30, 2001 and Dencor Energy Cost Controls, Inc. from April 1, 2001 to June 30, 2001. On February 7, 2001, Dencor Energy Cost Controls, Inc. entered into a reverse, triangular merger with Reliable Power Systems, Inc. As a result of the accounting treatment of that merger, the historical accounting information for Dencor Energy Cost Controls, Inc. was eliminated and replaced with the historical accounting information of Reliable Power Systems, Inc. This accounting treatment primarily resulted in the elimination of accumulated deficit of Dencor Energy Cost Controls and the creation of $1,384,465 of goodwill. On April 10, 2001, the Company held a shareholders meeting and among other items, officially changed its name to Reliable Power Systems, Inc. A detailed description of the items considered at the April 10, 2001, shareholders meeting is contained in the Company's 14C filed on March 7, 2001.

The Company currently sells energy control systems to residential, commercial, industrial, and utility customers. This is a continuation of Dencor Energy Cost Controls, Inc.'s historical business. The Company is in the process of expanding its operations to include the sale of energy quality products.

THREE MONTH PERIOD ENDED JUNE 30, 2001

NET SALES

         Sale for the three month period ended June 30, 2001 were $37,942. These sales were entirely attributable to Dencor Energy Cost Controls, Inc.'s historical business.

COST AND EXPENSE

            Costs of goods sold for three month period ended June 30, 2001 were $28,770. These costs were entirely attributable to Dencor Energy Cost Controls, Inc.'s historical business.

            Selling expenses for the three month period ended June 30, 2001 were $43,993, or as a percentage of net sales were 116%. This is a substantially higher percentage than the Company anticipates for future periods and is primarily due to the hiring of a Vice President of Sales who will primarily focus on the sale of energy quality products.

            General and Administrative expenses for the three month period ended June 30, 2001 were $422,973. These costs are primarily attributable to the merger, hiring new professional and support staff and moving into new corporate offices. While the Company does not anticipate any material decrease in these costs, it is anticipated that future expenses will increase as a result of the increased size of the Company.

            Research and Development expenses for the three month period ended June 30, 2001 were $54,724 or as a percentage of net sales were 144%. This increase is primarily due to the hiring of a Vice President of Engineering who will primarily focus on development of energy quality products. The Company anticipates substantially increasing its research and development activities, however, the Company believes research and development expenses will decrease as a percentage of net sales with additional sales of energy quality products.

EARNINGS

         The net loss for the three month period ended June 30, 2001 was $539,840. The net loss was due to the expenses related to the merger and the increase in payroll as a result of hiring additional management, sales, engineering and support staff.

LIQUIDITY

            For the six month period ended June 30, 2001 net cash used by operating activities was $662,266. This cash was used for a variety of operating purposes, including salaries, research and development and other corporate expenses. For the six month period ended June 30, 2001 net cash used by investing activities was $388,843. This cash was used primarily for the acquisition of a subsidiary. For the six month period ended June 30, 2001, net cash provided by financing activities was $1,055,527. This cash was provided by proceeds received from a note payable from Compass Bank, a note payable to First Western Industries, LLC. and sale of common stock.

            As of June 30, 2001 the Company had cash of $4,418. The Company has not yet generated any significant source of revenue and had not yet signed any major sales contracts. If working capital beyond that provided by cash flow is needed, additional debt and equity financing will be sought. The Company is attempting to raise both additional debt and equity financing during the third quarter 2001. The Company has entered into an underwriting agreement for equity financing with an investment-banking firm. As discussed in Subsequent Events below, the Company has raised additional debt financing subsequent to June 30, 2001. There is no assurance that the Company will be able to raise equity or additional debt financing. First Western Industries, LLC has entered into a line of credit agreement with the Company. While, First Western Industries, LLC has entered into the line of credit agreement, no assurances can be given that other sources of financing will be available.

SIX MONTH PERIOD ENDED JUNE 30, 2001

NET SALES

         Sales for the six month period ended June 30, 2001 were $63,025. These sales were entirely attributable to Dencor Energy Cost Controls, Inc.'s historical business.

COST AND EXPENSE

            Costs of goods sold for the six month period ended June 30, 2001 were $50,120. These costs were entirely attributable to Dencor Energy Cost Controls, Inc.'s historical business.

            Selling expenses for the six month period ended June 30, 2001 were $50,628, or as a percentage of net sales were 80%. This is a substantially higher percentage than the Company anticipates for future periods and is primarily due to the hiring of a Vice President of Sales who will primarily focus on the sale of energy quality products.

            General and Administrative expenses for the six month period ended June 30, 2001 were $680,776. These costs are primarily attributable to the merger, hiring new professional and support staff and moving into new corporate offices. While the Company does not anticipate any material decrease in these costs, it is anticipated that future expenses will increase as a result of the increased size of the Company.

            Research and Development expenses for the six month period ended June 30, 2001 were $71,991 or as a percentage of net sales were 114%. This increase is primarily due to the hiring of a Vice President of Engineering who will primarily focus on development of energy quality products. The Company anticipates substantial increasing its research and development activities, however, the Company believes research and development expenses will decrease as a percentage of net sales with additional sales of energy quality products.

EARNINGS
         The net loss for the six month period ended June 30, 2001 was $833,212. The net loss was due to the expenses related to the merger and the increase in payroll as a result of hiring additional management, sales, engineering and support staff.


                          RELIABLE POWER SYSTEMS, INC

                           PART II - OTHER INFORMATION

Items 1, and 3 would appear to require no answers according to the instructions.

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

(c)      Information Required by Item 701 of Regulation S-B

         On February 7, 2001, the Company issued 12,600,000 shares of common stock and 3,348,000 shares of its Series A Preferred Stock to the shareholders of Reliable Power Systems, Inc. as a result of the merger discussed above. Additionally, On February 7, 2001, the Company issued 1,800,000 shares of Common Stock to Venture Vest, Inc. as a finder's fee for the above-described transaction. On February 7, 2001, the Company issued 300,000 shares of its Series B Preferred Stock. On April 10, 2001 the Company issued 74,571 shares of Common Stock to an executive recruiting firm for senior management hiring services.

         The Company did not use an underwriter in association with any of the stock issuances described above.

         In exchange for the 12,600,000 shares of common stock and the 3,348,000 shares of Series A Preferred Stock, the Company received 100% of the issued and outstanding stock of Reliable Power Systems, Inc., which primarily consisted of $300,000 of cash and immaterial liabilities. In exchange for the 1,800,000 shares of common stock issued to Venture Vest, Inc. the Company received consulting services related to the merger. In exchange for the Series B Preferred Stock, the Company received forgiveness of approximately $340,000 of accrued compensation, interest on the compensation and benefits.

         The securities were issued in accordance with Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 145.

   As described above, the Series A Preferred Stock and the Series B Preferred Stock are convertible into common stock. Additionally, the Series B Preferred Stock is convertible into common stock as more fully described above.

Item 4.     Submission Of Matters To A Vote Of Security Holders

            The Company held a Special Meeting of Shareholders on April 10, 2001. As of March 6, 2001, the record date for the Special Meeting, there was 22,749,804 shares of common stock, 3,348,000 shares of Series A convertible Preferred Stock and 300,000 shares of Series B Redeemable Preferred Stock outstanding. All common stock was entitled to one vote per share for each item, provided that cumulative voting is allowed for Directors of the Company. Holders of Series A Convertible Preferred Stock were entitled to 50 votes per share and holders of Series B Redeemable Preferred Stock were entitled to one vote per share. Each matter submitted to a vote of the shareholders at the Special Meeting received a number of votes sufficient for approval.

            The following items were submitted to a vote of the Company's shareholders at the Special Meeting:

(a) Amend the Company's Article of Incorporation to increase the authorized common stock to 195,000,000 shares, no par value:


                                  VOTES FOR             VOTES AGAINST                     VOTES ABSTAINED
                                  ----------            -------------                     ---------------

Common Stock                       16,621,150                      --                                --
Series A convertible
 Preferred Stock                  167,400,000                      --                                --
Series B Redeemable
 Preferred Stock                      300,000                      --                                --


(b) To effectuate a 1 for 18 reverse stock split with all fractional shares being rounded to the nearest whole share:


                                  VOTES FOR             VOTES AGAINST                     VOTES ABSTAINED
                                  ----------            -------------                     ---------------

Common Stock                       16,621,150                      --                                --
Series A convertible
 Preferred Stock                  167,400,000                      --                                --
Series B Redeemable
 Preferred Stock                      300,000                      --                                --

(c) To amend the Company's Articles of Incorporation to decrease the authorized common stock from 195,000,000 shares, no par value to 65,000,000 shares, no par value:




                                  VOTES FOR             VOTES AGAINST                     VOTES ABSTAINED
                                  ----------            -------------                     ---------------

Common Stock                       16,621,150                      --                                --
Series A convertible
 Preferred Stock                  167,400,000                      --                                --
Series B Redeemable
 Preferred Stock                      300,000                      --                                --


(d) To increase the authorized preferred stock from 5,000,000 shares, no par value to 15,000,000 shares, no par value:


                                  VOTES FOR             VOTES AGAINST                     VOTES ABSTAINED
                                  ----------            -------------                     ---------------

Common Stock                       16,621,150                      --                                --
Series A convertible
 Preferred Stock                  167,400,000                      --                                --
Series B Redeemable
 Preferred Stock                      300,000                      --                                --


(e) To amend the Articles of Incorporation to change the Company's name from Dencor Energy Costs Controls, Inc. to Reliable Power Systems,
         Inc.:



                                  VOTES FOR             VOTES AGAINST                     VOTES ABSTAINED
                                  ----------            -------------                     ---------------

Common Stock                       16,621,150                      --                                --
Series A convertible
 Preferred Stock                  167,400,000                      --                                --
Series B Redeemable
 Preferred Stock                      300,000                      --                                --

(f)      To approve the Reliable Power Systems Equity Incentive Plan:


                                  VOTES FOR             VOTES AGAINST                     VOTES ABSTAINED
                                  ----------            -------------                     ---------------

Common Stock                       16,621,150                      --                                --
Series A convertible
 Preferred Stock                  167,400,000                      --                                --
Series B Redeemable
 Preferred Stock                      300,000                      --                                --


Item 5. Subsequent Events. In April, 2001 the Company entered into an exclusive marketing and technology agreement with an independent third party manufacturer of Seamless Power Machines. On July 12, 2001 the Company finalized this agreement by completing the specifications and requirements for the Seamless Power Machine. Under this agreement, the Company acquired the exclusive purchase and marketing rights to the Seamless Power Machine. The agreement is for a minimum of 24 months, and can be extended by mutual agreement by both parties to the agreement. The Company has agreed to purchase a minimum number of units at set prices within the 24 months covered by the agreement. The total commitment under the agreement could exceed $25 million. The Company also has agreed to pay this independent third party manufacturer 50% of the defined net profits for purchase orders and quotes fulfilled prior to this agreement and 40% of the defined net profits for purchase orders and quotes fulfilled subsequent to this agreement referred to the Company by the independent third party manufacturer. All sales originated by the Company under this agreement are not subject to any sharing of net profits.

On August 6, 2001 we raised $750,000 under a private placement bridge loan. The Company is still in the process of raising funds under the private placement bridge loan, and can raise up to a maximum of $1.5 million. The bridge loan consists of 15 units consisting of one $50,000 promissory note and ten thousand warrants to acquire one share of common stock. The promissory note shall bear simple interest at the rate of 12 percent per annum and is due and payable on the earlier of sixty days following the closing of a public offering of common stock, or one year from the closing of the private placement. The holders of the promissory note shall have the option to either convert the outstanding principal and accrued interest into Common Stock of the Company at $5.00 per share. If the public offering of common stock is complete, each warrant entitles the holder to purchase one share of the Company's common stock at 80% of the final price of the public offering. The warrants shall be exercisable for a period of 24 months following the closing of the public offering of common stock.

In the event that the public offering of common stock is not complete, the Company may at its' option convert the promissory note and accrued interest into common stock at $3.00 per share. Furthermore, each warrant shall entitle the holder to purchase one share of common stock at $3.50 per share.

Item 5.  Subsequent Events.  Continued

In connection with the private placement bridge loan we are estimating the following charges to earnings in the third and fourth quarter 2001 assuming full subscription to the private placement bridge loan.

     1. Approximately $900,000 of interest expense related to the embedded beneficial conversion feature of the option to convert the outstanding debt into common shares of the Company. This amount is calculated by the difference between the assumed maximum offering price of $8 per share and the conversion price of $5 per share of the debt issue in the Private Placement Bridge financing, multiplied by the maximum number of shares (300,000) that can be converted Private Placement Bridge Loan.

     2. $941,000 of deferred loan fees related to the fair value of the options attached to the Private Placement Bridge financing. A fair value of $3.14 per share was estimated using the Black-Scholes model, multiplied by the maximum, 300,000 shares that can be converted under the Private Placement Bridge Loan.

Both of the above items are non-cash transactions, but will be recorded by the Company under generally accepted accounting principals. The maximum number of shares that can be converted in the private placement bridge loan is based upon the maximum funding, $1.5 million, which the Company can receive under the private placement bridge loan.

On August 9, 2001 we entered into a Master Purchase Agreement with a major wireless telecom provider for delivery of Harsh Environment Uninterruptible Power Supply units. No purchase orders have been received under this agreement, but the Company anticipates receiving purchase orders under this agreement within the next three months. This agreement allows the Company to supply Harsh Environment Uninterruptible Power Supply units to the major wireless telecom provider under this agreement until July 8, 2006.

Item 6.  Exhibits and Reports On Form 8-K

 (a)     None

 (b) During the quarter ended June 30, 2000, the Registrant filed one report on Form 8-K:

                  April 16, 2001 Change of the Company's Independent Auditors



                           RELIABLE POWER SYSTEMS, INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Reliable Power Systems, Inc.
                           Registrant

                             By:   Jerry A. Mitchell
                                   ------------------------------------

                                   Vice President of Finance, Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                                   Date: August 14, 2001
                                   ------------------------------------