Form 10QSB
period 2001-09-30
RELIABLE POWER SYSTEMS INC
filed 2001-11-14
CIK 312066

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________________ to _________________

         Commission file number 0-9255
                                ------

                          RELIABLE POWER SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                          Colorado                                                84-0658020
--------------------------------------------------------------        ---------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

            399 Perry Street, Suite 300, Castle Rock, Colorado 80104
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (720) 733-8970
                           ---------------------------
                           (Issuer's telephone number)

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No par value per share: 7,971,679 shares issued at October 31, 2001


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          RELIABLE POWER SYSTEMS, INC.


                                      INDEX


                                                                                              Page


         PART I.  FINANCIAL INFORMATION


         Item 1.           Consolidated Financial Statements (Unaudited)                         1


                           Balance Sheets - September 30, 2001 and December 31, 2000             1


                           Statements of Operations - Three Months Ended September 30,


                                    2001 and Nine Months Ended September 30, 2001                2


                           Statement of Cash Flows - Nine Months Ended September 30,


                                    2001                                                         3


                           Notes to Consolidated Financial Statements                            4-5


         Item 2.           Management's Discussion and Analysis                                  6-8


         PART II. OTHER INFORMATION


         Item 2.           Change in Securities and Use of Proceeds                              8-9


         Item 5.           Subsequent Events                                                     9


         Item 6.           Exhibits and Reports on Form 8-K                                      10


                           Signatures                                                            10

                          RELIABLE POWER SYSTEMS, INC.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
(Consolidated and Unconsolidated Balance Sheets)

                                                   ASSETS                        September 30,      December 31
                                                                                      2001              2000
                                                                                 -------------      ------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
            Cash                                                                  $         --      $         --
            Accounts receivable, net of allowance for doubtful
                       accounts of $9,954 and $0, respectively                          46,158                --
            Inventories                                                                693,066                --
            Prepaids and other current assets                                          158,801                --
                                                                                  ------------      ------------

                       Total Current Assets                                            898,025                --
                                                                                  ------------      ------------
            Property and equipment, net of accumulated
                       depreciation of $4,643 and $0, respectively                      35,344                --

            Goodwill, net of amortization of $48,168 and
                       $0, respectively                                              1,336,297                --
            Security deposits                                                           46,795                --
            Employee receivable                                                         60,000                --
            Deferred loan costs                                                         54,375                --
                                                                                  ------------      ------------

TOTAL ASSETS                                                                      $  2,430,836      $         --
                                                                                  ============      ============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
            Accounts Payable                                                      $    268,657      $      1,170
            Accrued compensation and taxes                                             179,753                --
            Note payable - related party                                                50,000                --
            Accrued interest payable                                                    15,544                --
            Other current liabilities                                                   17,221                --
                                                                                  ------------      ------------

                       Total Current Liabilities                                       531,175             1,170
                                                                                  ------------      ------------
            Long-term debt - note payable                                              685,000                --
            Convertible private bridge debt                                            895,000                --
            Other long-term liabilities                                                  4,206                --
                                                                                  ------------      ------------
                       Total Liabilities                                             2,115,381                --
                                                                                  ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred  stock, no par value, authorized 15,000,000 shares:
                       Series A, 0 issued and outstanding                                   --                --
                       Series B, 300,000 and 0 respectively,
                       issued and outstanding                                          300,000                --
            Common stock, no par value, authorized 65,000,000
                       shares, 10,758,679 and 1,990 respectively,
                       issued and outstanding                                        1,516,900                --
            Accumulated deficit                                                     (1,501,445)           (1,170)
                                                                                  ------------      ------------
                       Total Stockholders' Equity (Deficit)                            315,455            (1,170)
                                                                                  ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $  2,430,836      $         --
                                                                                  ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             RELIABLE POWER SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS       NINE MONTHS
                                                            ENDED SEPTEMBER   ENDED SEPTEMBER
                                                               30, 2001          30, 2001
                                                            ---------------   ---------------

REVENUES:
            Net Sales                                       $     65,289      $    128,314
            Interest and other                                     1,306             2,927
                                                            ------------      ------------

                       Total Revenues                             66,595           131,241
                                                            ------------      ------------

COSTS AND EXPENSES:
            Cost of goods sold                                    45,685            95,805
            Selling                                               92,642           143,270
            General and administrative                           430,946         1,111,722
            Research and development                              99,971           171,962
            Interest                                              40,217            55,946
            Depreciation                                           3,430             4,643
            Amortization                                          20,767            48,168
                                                            ------------      ------------

                       Total Costs and Expenses                  733,658         1,631,516
                                                            ------------      ------------

NET LOSS                                                    $   (667,063)     $ (1,500,275)
                                                            ============      ============

NET LOSS PER COMMON SHARE                                   $      (0.06)     $      (0.21)
                                                            ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    10,681,505         7,205,783
                                                            ============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          RELIABLE POWER SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS
                                                                                     ENDED SEPTEMBER
                                                                                         30, 2001
                                                                                     ---------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
            Net loss                                                                 $ (1,500,275)
            Adjustments to reconcile net loss to net cash (used) in
                  Operating activities:
                  Depreciation                                                              4,643
                  Amortization                                                             48,168
                  Stock based compensation                                                381,000
                  Changes in assets and liabilities:
                           Accounts receivable                                            (20,158)
                           Inventories                                                   (577,766)
                           Prepaids and other current assets                             (248,772)
                           Accounts payable and accrued expenses                          175,295
                           Accrued Interest payable                                        15,544
                           Wages and taxes payable                                        179,753
                                                                                     ------------

                                  Net Cash (Used) by Operating Activities              (1,542,568)
                                                                                     ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

            Purchase of property and equipment                                            (33,097)
            Acquisition of subsidiary                                                    (314,335)
            Loan to employee                                                              (60,000)
                                                                                     ------------

                                  Net Cash (Used) by Investing Activities                (407,432)
                                                                                     ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
            Proceeds from note payable - related party                                     50,000
            Proceeds from long-term debt - note payable                                   685,000
            Proceeds from convertible private bridge debt                                 895,000
            Proceeds from sale of common stock                                            320,000
                                                                                     ------------

                                  Net Cash Provided by Financing Activities             1,950,000
                                                                                     ------------

NET CHANGE IN CASH                                                                             --

CASH, BEGINNING OF PERIOD                                                                      --
                                                                                     ------------

CASH, END OF PERIOD                                                                  $         --
                                                                                     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          RELIABLE POWER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The consolidated Financial Statements of the Company as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, the accompanying unaudited consolidated Financial Statements contain all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2001, and for the periods then ended.

         The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with a reading of the financial statements and the notes therein included in the Company's latest annual report on Form 10-KSB. It should be noted that the Form 10-KSB was filed under the Company's former name, Dencor Energy Cost Controls Inc. and primarily discusses events occurring prior to its merger with Reliable Power Systems, Inc.

2.       Long-Term Debt

         As of September 30, 2001, the Company had $685,000 of long-term debt payable to a financial institution. The Company entered into a two-year loan agreement with Compass Bank on May 15, 2001. The note bears interest at 7.5% per annum and is guaranteed by the former Chairman of the Company. The principal balance is due on May 16, 2003. Interest payments are due on the note on a monthly basis.

3.       Note Payable - Related Party

         As of September 30, 2001, the Company had $50,000 of short-term debt payable to First Western Industries, LLC.. First Western Industries, LLC is controlled by the Company's former Chairman. The note payable balance could increase up to a maximum of $125,000 upon receipt of proper documentation under a letter agreement between the Company and its former Chairman and is due ten days after the Company raises a minimum of $4,000,000 in private equity financing (see subsequent event note below). No interest is due on this note payable per the letter agreement.

4.       Convertible Private Bridge Debt

         During the third quarter 2001, the Company raised $895,000 in convertible private bridge debt from private investors. The bridge loan consists of 17.9 units, with each unit comprised of one $50,000 promissory note and ten thousand warrants to acquire one share of common stock. The promissory note shall bear simple interest at the rate of 12 percent per annum and is due and payable on the earlier of sixty days following the closing of a public offering of common stock, or one year from the closing of the private placement. The holders of the promissory note shall have the option to either convert the outstanding principal and accrued interest into Common Stock of the Company at $5.00 per share. If a public offering of common stock is complete, each warrant entitles the holder to purchase one share of the Company's common stock at 80% of the final price of the public offering. The warrants shall be exercisable for a period of 24 months following the closing of a public offering of common stock.

         In the event that a public offering of common stock is not complete by December 31, 2001, the Company may at its option convert the promissory note and accrued interest into common stock at $3.00 per share. Each warrant shall entitle the holder to purchase one share of common stock at $3.50 per share.

            In connection with the convertible private bridge debt the Company paid commissions to an investment banking firm of $72,500. These fees are being amortized as interest expense over a four-month period, which commenced on September 1, 2001. The Company has not recorded any interest expense related to the embedded beneficial conversion feature contained in the private debt instrument because the Company has not completed a public offering of stock and the $5.00 conversion price in the private debt instrument was above the fair market value of the Company's common stock on the date of issuance. The Company has not recorded any deferred loan fees related to the fair value of the options attached to the convertible private bridge debt instrument because the value of the options was above the fair market value of the Company's common stock on the date of issuance. The Company has ceased soliciting funds from private investors under the convertible private bridge debt instrument.

5.       Common Stock:

         As of September 30, 2001, the Company had 10,758,679 shares of common stock issued and outstanding. This represented an increase of 10,294,801 shares post split over the outstanding shares of Dencor Energy Costs Controls, Inc. on December 31, 2000. This increase was the result of the reverse triangular merger by and among, Reliable Power Systems, Inc., Dencor Energy Cost Controls, Inc. and Denmer Corporation all as more fully described in the 8-K filed on February 16, 2001, the 8-K/A filed on April 16, 2001, and the 10-KSB/A filed on March 20, 2001.

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

         During the third quarter 2001 the Company issued 120,000 shares of common stock to an executive recruiting firm, and individuals with the executive recruiting firm, for sales and executive placements. A director of the Company is an affiliate of the executive recruiting firm.

         On October 5, 2001 the Company's former Chairman and his affiliated entities transferred a total of 8,787,000 shares of common stock. A total of 2,000,000 shares were transferred to the Company's new Chairman. A total of 2,000,000 shares were transferred to the Company's Vice-Chairman and Chief Executive Officer. A total of 2,000,000 shares were transferred to a newly elected Director of the Company. The Company's former Chairman also surrendered 2,787,000 shares to the Company, which were cancelled and returned to authorized and unissued status. There was no cash consideration involved with any of the above stock transactions.

6.       Capital Leases

         The Company has entered into capital leases with an independent third party telephony company. As of September 30, 2001 property and equipment includes $8,302 acquired through the capital lease. Accumulated depreciation related to these assets was $408 as of September 30, 2001.

                          RELIABLE POWER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Note About Forward-Looking Statements

All statements contained herein that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from historical results or from any future results expressed or implied by such forward-looking statements. Readers are urged to consider statements that include the terms "believe," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. For a discussion of developments since September 30, 2001, see "Subsequent Events" below.

         References in this document to "us", "we", or "The Company" refer to Reliable Power Systems, Inc. its predecessors and subsidiaries.

The following discussion involves the combined operations for the nine month period ended September 30, 2001 of Reliable Power Systems, Inc. from January 1, 2001 to September 30, 2001 and Dencor Energy Cost Controls, Inc. operations from February 7, 2001 to September 30, 2001. The following discussion involves the consolidated operations for the three month period ended September 30, 2001 of Reliable Power Systems, Inc. from July 1, 2001 to September 30, 2001 and Dencor Energy Cost Controls, Inc. from July 1, 2001 to September 30, 2001. On February 7, 2001, Dencor Energy Cost Controls, Inc. entered into a reverse, triangular merger with Reliable Power Systems, Inc.. As a result of the accounting treatment of that merger, the historical accounting information for Dencor Energy Cost Controls, Inc. was eliminated and replaced with the historical accounting information of Reliable Power Systems, Inc. This accounting treatment primarily resulted in the elimination of accumulated deficit of Dencor Energy Cost Controls and the creation of $1,384,465 of goodwill. On April 10, 2001 we held a shareholders meeting and among other items, officially changed our name to Reliable Power Systems, Inc. A detailed description of the items considered at the April 10, 2001, shareholders meeting is contained in our Form 14C filed on March 7, 2001.

We currently sell quality energy products and technologies along with energy control systems to commercial, industrial, and utility customers.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

NET SALES

         Our sales for the three month period ended September 30, 2001 were $65,289. $28,763 of these sales was attributable to quality energy products and the remaining $36,526 was attributable to Dencor Energy Cost Controls, Inc.'s historical business.

COST AND EXPENSE

         Our costs of goods sold for three month period ended September 30, 2001 were $45,685. $22,808 of these costs was attributable to quality energy products and the remaining $22,877 is attributable to Dencor Energy Cost Controls, Inc.'s historical business.

         Our selling expenses for the three month period ended September 30, 2001 were $92,642, or as a percentage of net sales were 142%. This is a substantially higher percentage than we anticipate for future periods and is primarily due to recruiting fees of a sales manager and travel costs associated with introducing our quality energy products and technologies to potential sales customers.

         Our general and administrative expenses for the three month period ended September 30, 2001 were $430,946. These costs are primarily attributable to the legal and accounting fees related to a cancelled public offering of common stock, recruiting fees associated with an executive management placement and moving into new corporate offices. While we do not anticipate any material decrease in these costs, we anticipate that future expenses will increase as a result of our increased size.

         Our research and development expenses for the three month period ended September 30, 2001 were $99,971 or as a percentage of net sales were 153%. This increase is primarily due to development of our future quality energy products. We anticipate substantially increasing our research and development activities. However, we believe research and development expenses will decrease as a percentage of net sales with additional sales of energy quality products.

EARNINGS

         Our net loss for the three month period ended September 30, 2001 was $667,063. The net loss was due to legal and accounting expenses associated with the cancelled public offering of common stock, recruiting fees associated with new placements within our organization, interest expense related to the convertible private bride debt and moving the Company's new office.

LIQUIDITY

         For the nine month period ended September 30, 2001 net cash used by operating activities was $1,542,568. This cash was used for a variety of operating purposes, including salaries, research and development and other corporate expenses. For the nine month period ended September 30, 2001 net cash used by investing activities was $407,432. This cash was used primarily for the acquisition of a subsidiary. For the nine month period ended September 30, 2001, net cash provided by financing activities was $1,950,000. This cash was provided by proceeds received from a note payable from Compass Bank, proceeds received from the convertible private bridge debt, a note payable to First Western Industries, LLC. and sale of common stock.

         As of September 30, 2001 we had a cash balance of $0. We have not yet generated any significant source of revenue. If working capital beyond that provided by cash flow is needed, additional debt and equity financing will be sought. We are attempting to raise equity financing during the fourth quarter 2001. As discussed in Subsequent Events below, the Company has raised additional equity financing subsequent to September 30, 2001. There is no assurance that the Company will be able to raise equity or additional debt financing.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

NET SALES

         Our sales for the nine month period ended September 30, 2001 were $128,314. $28,763 of these sales was attributable to quality energy products and the remaining $99,551 was attributable to Dencor Energy Cost Controls, Inc.'s historical business.

COST AND EXPENSE

         Our costs of goods sold for the nine month period ended September 30, 2001 were $95,805. $22,808 of these costs was attributable to quality energy products and the remaining $72,997 is attributable to Dencor Energy Cost Controls, Inc.'s historical business.

         Our selling expenses for the nine month period ended September 30, 2001 were $143,270, or as a percentage of net sales were 112%. This is a substantially higher percentage than we anticipate for future periods and is primarily due to the hiring of a Vice President of Sales who will primarily focus on the sale of quality energy products, recruiting fees of a sales manager and travel costs associated with introducing our quality energy products and technologies to potential sales customers.

         Our general and administrative expenses for the nine month period ended September 30, 2001 were $1,111,722. These costs are primarily attributable to the merger, hiring new professional and support staff, legal and accounting fees associated with a cancelled public offering of stock, recruitment fees and moving into new corporate offices. While we do not anticipate any material decrease in these costs, it is anticipated that future expenses will increase as a result of our increased size.

         Our research and development expenses for the nine month period ended September 30, 2001 were $171,962 or as a percentage of net sales were 134%. This increase is primarily due to the hiring of a Vice President of Engineering who will primarily focus on development of quality energy products and development of our future quality energy products. We anticipate substantial increasing our research and development activities. However, we believe research and development expenses will decrease as a percentage of net sales with additional sales of energy quality products.

EARNINGS

         Our net loss for the nine month period ended September 30, 2001 was $1,500,275. The net loss was due to the expenses related to the merger, legal and accounting fees associated with a cancelled public offering of stock, recruitment fees, moving into new corporate offices and the increase in payroll as a result of hiring additional management, sales, engineering and support staff.

BACKLOG

         At September 30, 2001, we had purchase orders of approximately $2,700,000 for delivery of harsh environment uninterruptible power supply units.

                           RELIABLE POWER SYSTEMS, INC

                           PART II - OTHER INFORMATION

Items 1, 3 and 4 are not applicable during the relevant periods.

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

         On February 7, 2001, Dencor Energy Cost Controls, Inc., Denmer Corporation and Reliable Power Systems, Inc. entered into a reverse, triangular merger. As a result of that transaction, we issued 3,348,000 shares of our Series A Convertible Preferred Stock. Each share of series A Convertible Preferred Stock was convertible into 50 shares of common stock. The effect of this issuance was to vest our control in the shareholders of Reliable Power Systems, Inc., the target of the merger. On April 10, 2001, we held a shareholders meeting and among other things, increased our authorized common stock to 190,000,000 shares. As a result of this increase in authorized common stock the Series A Preferred Stock was converted to common stock. On April 11, 2001, we effectuated a 1 for 18 reverse stock split (as approved at the April 10, 2001 shareholders meeting). On April 12, 2001, we decreased our authorized common stock to 65,000,000 shares.

         Additionally, we issued 300,000 shares of its Series B Redeemable and Convertible Preferred Stock as a result of the merger. The Series B Preferred Stock has a stated value of $1.00 per share and may be redeemed for cash or converted into common stock at its then fair market value on certain conversion dates, provided that the fair market value of the common stock shall be deemed to be not less than $2.00 per share nor more than $10.00 per share. The holders of the Series B Preferred Stock are entitled to liquidation preferences over the holders of both common stock and Series A Preferred Stock. The effect of this issuance was to make the holders of common stock and Series A Preferred Stock subordinate to the holders of Series B Preferred Stock in the event of a liquidation of us. The Series B Preferred Stock was issued to our employees as a result of their agreements to forgive accrued compensation, interest on that compensation, and accrued benefits.

(c)      Information Required by Item 701 of Regulation S-B

         On February 7, 2001, we issued 12,600,000 shares of common stock and 3,348,000 shares of our Series A Preferred Stock to the shareholders of Reliable Power Systems, Inc. as a result of the merger discussed above. Additionally, On February 7, 2001, we issued 1,800,000 shares of Common Stock to Venture Vest, Inc. as a finder's fee for the above-described transaction. On February 7, 2001, we issued 300,000 shares of its Series B Preferred Stock. On April 10, 2001 we issued 74,571 shares of Common Stock to an executive recruiting firm for senior management hiring services. On July 31, 2001 we issued 20,000 shares of Common Stock to employees of an executive recruiting firm and to the executive recruiting firm for management hiring services. On September 4, 2001 we issued 100,000 shares of Common stock to employees of an executive recruiting firm for executive management hiring services.

         We did not use an underwriter in association with any of the stock issuances described above.

         In exchange for the 12,600,000 shares of common stock and the 3,348,000 shares of Series A Preferred Stock, we received 100% of the issued and outstanding stock of Reliable Power Systems, Inc., which primarily consisted of $300,000 of cash and immaterial liabilities. In exchange for the 1,800,000 shares of common stock issued to Venture Vest, Inc. we received consulting services related to the merger. In exchange for the Series B Preferred Stock, we received forgiveness of approximately $340,000 of accrued compensation, interest on the compensation and benefits.

         The securities were issued in accordance with Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 145.

   As described above, the Series A Preferred Stock and the Series B Preferred Stock are convertible into common stock.

Item 5. Subsequent Events.

On September 28, 2001, our former Chairman and director resigned. On October 1, 2001 Robert Broderick resigned as a director. On October 4, 2001 Graydon Neher resigned as a director. These directors resigned voluntarily and had no disagreements with us.

On October 5, 2001 we finalized an amended and restated letter agreement between our former Chairman and his affiliated entities. In connection with the amended and restated letter agreement our former Chairman and his affiliated entities transferred a total of 8,787,000 shares of common stock. A total of 2,000,000 shares were transferred to our new Chairman. A total of 2,000,000 shares were transferred to our Vice-Chairman and Chief Executive Officer. A total of 2,000,000 shares were transferred to a newly elected director. Our former Chairman also surrendered 2,787,000 shares to us, which were cancelled and returned to authorized and unissued status. There was no cash consideration involved with any of the above stock transactions. After the above stock transactions our new Chairman controls 25.1% of our voting common stock. Our Vice-Chairman and Chief Executive Office controls 25.1% of our voting common stock. A newly elected director controls 26.8% of our voting common stock. Our former Chairman through his affiliated entities controls 15.2%, or 1,213,000 shares of our voting common stock.

On October 9, 2001 our new Chairman, Vice-Chairman and Chief Executive Officer and newly elected director each advanced us $100,000 individually, for a total of $300,000 for working capital purposes.

On October 17, 2001 we began raising funds via a private equity placement. We are selling 1,000,000 shares of common stock at $2.00 per share to private investors. We have currently received $400,000 from the sale of common stock under the private equity placement as of November 9, 2001.

In October 2001 we forgave a $50,000 loan to our President and Chief Technology Officer.

On November 2, 2001 we signed a technology development agreement with a third party developer for the development of a continuous power machine. This term of the agreement is for a period from November 1, 2001 until the development of a continuous power machine is complete that is generally acceptable for sale to the public. We will pay the developer a monthly design fee of $15,000 per month and the related design and operating costs associated with the development of a continuous power machine. We have granted the developer 200,000 options to purchase shares of our common stock at $1.00 per share. The total estimated costs to develop and build the continuous power machine are approximately $1.3 million. We will own all of the intellectual property developed under the agreement in perpetuity and will pay the developer royalties for sales of products sold using the intellectual property.

Item 6.  Exhibits and Reports On Form 8-K

(a)      None

(b) During the quarter ended September 30, 2000, we filed two reports on Form 8-K:

                  July 12, 2001 Exclusive Marketing and Technology Agreement

                  September 6, 2001 Purchase Orders for Harsh Environment Uninterruptible Power Supply Units





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

                           Reliable Power Systems, Inc.
                           Registrant

                             By:   Jerry A. Mitchell
                                   ------------------------------------

                                   Vice President of Finance, Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                                   Date: November 14, 2001
                                   ------------------------------------