Form 10KSB
period 2001-12-31
RELIABLE POWER SYSTEMS INC
filed 2002-04-15
CIK 312066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 2001 or

[ ]	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ____________________

Commission File No. 0-9255

Reliable Power Systems, Inc.
Formerly known as Dencor Energy Cost Controls, Inc.
(Exact name of registrant as specified in our charter)

                                                         Colorado                                                                                                                                    84-0658020
                                                 (State or other jurisdiction                                                                                                 (IRS Employer File Number)
                                                  of incorporation)

10 South Riverside Plaza, #2220, Chicago, IL                    60606
(Address of Principal Executive Offices)                      (Zip Code)

Issuer’s telephone number, including area code: (720) 733-8970

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock No Par value (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 Of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

State issuer’s revenues for our most recent fiscal year: $38,914.

As of April 9, 2002 there were 8,321,679 common shares outstanding and the aggregate market value of the common shares held by non-affiliates was approximately $876,620.

Transitional Small Business Disclosure Format (check one):Yes [  ]  No [X]

References in this document to “us,” “we,” “our” or “the Company” refer to Reliable Power Systems, Inc. and our predecessor company, Dencor Energy Cost Controls, Inc.

PART I

ITEM 1. Business

GENERAL

        We were originally incorporated under the laws of the State of Colorado on January 16, 1974 for the purpose of developing, manufacturing, and marketing electronic devices. Our initial primary activity was the manufacture and sale of electrical demand controllers that manage electricity consumed in residences and commercial establishments and energy control devices used by utilities to modify residential energy use patterns. Since our incorporation, we have had our headquarters, production facilities, and research and development laboratories in Colorado. In February, 2002, we moved our headquarters to Chicago, Illinois.

        In December 2000, Reliable Power Systems, Inc., who we will call Reliable, approached us when we were known as Dencor Energy Controls, Inc, concerning a possible merger of us and Reliable. Reliable was a new company located in Sedalia, Colorado which had been incorporated in July 2000. Reliable’s business plan was to provide commercial and industrial customers with a complete energy management and energy generating product line.

        On February 7, 2001, Reliable merged into our wholly owned subsidiary in exchange for 94.7% of our voting control. We executed a merger agreement and plan of reorganization (the “Agreement”) whereby we issued 12,600,000 shares of common stock and 3,348,000 shares of series A convertible preferred stock to the sole shareholder of Reliable. A total of approximately $339,589 of our debt was converted into Series B redeemable preferred stock. At the time of closing, Reliable was required to have $300,000 of unrestricted cash in excess of our liabilities. This cash was immediately loaned to it and used to pay off $300,000 of our liabilities.

        The articles of merger were filed with the Colorado Secretary of State on February 8, 2001.

        Our shareholders approved and ratified the transaction in a shareholders meeting on April 10, 2001.

        As a result of the shareholders’ meeting, we made some changes to our capital structure. We authorized a total of 195,000,000 shares of common stock to allow the conversion of our Series A convertible preferred stock into common stock and to comply with the terms of the merger agreement. Next, we completed a one-for-eighteen reverse stock split of our outstanding common stock. Finally, we amended our articles of incorporation to decrease the authorized common stock from 195,000,000 shares, no par value to 65,000,000 shares, no par value, to increase the authorized preferred stock from 5,000,000 shares to 15,000,000 shares.

        In April, 2001, we changed our name to Reliable Power Systems, Inc.

        On September 28, 2001, Mr. Thomas J. Wiens, our then-Chairman and a Director, and Messrs. Robert Broderick, and Graydon Neher, who also were Directors, voluntarily resigned. As of October 5, 2001, Messrs. John R. Walter, Joseph D. Livingston, and David H. Hoffmann each acquired 2,000,000 shares of stock from Mr. Wiens and his affiliated entities. In addition Mr. Wiens and his affiliated entities returned a total of 2,787,000 shares to be retired by us. First Western Industries, LLC, a company affiliated with Mr. Wiens, continues to own 1,213,000 shares.

        Our President and Chief Executive Officer, Mr. Joseph Livingston, resigned as Vice Chairman of the Board and Chief Executive Officer, effective February 21, 2002.

RISK FACTORS

        You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

WE HAD A NET LOSS OF $4,468,337 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001 AND NET LOSSES IN OUR PREDECESSOR COMPANY OF $207,600 IN 2000 AND $235,600 IN 1999 AND ACTIVITY IN OUR PREDECESSOR COMPANY HAS BEEN RECORDED AS A DISCONTINUED OPERATION. OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        For the twelve month period ended December 31, 2001, we generated a total of $38,914 in revenue. In addition, for the fiscal year ended December 31, 2001, we had a net loss of $4,468,337. Historically, we have sold only minimal numbers of our products. We discontinued Dencor Energy Cost Controls, Inc. as an active operation. We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenue. In addition, we currently have only a small backlog of orders. Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. If our revenue does not increase as anticipated, we will incur significant losses.

BECAUSE OF THE UNCERTAIN MARKET ACCEPTANCE OF POWER PROTECTION PRODUCTS, WE MAY NEVER GENERATE SIGNIFICANT REVENUE.

        Our business is subject to fluctuations in operating results, which could negatively impact the price of our stock. Our product revenue, expense and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, among others:

°	the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

°	the deferral of customer orders in anticipation of new products from us or other providers of power quality systems;

°	the ongoing need for short term power outage protection in traditional UPS systems;

°	the uncertainty regarding the adoption of our current and any future products; and

°	the rate of growth of the markets for our products.

OUR BUSINESS IS DEPENDENT ON THE MARKET FOR OUR POWER PROTECTION PRODUCTS, AND IF THIS MARKET DOES NOT EXPAND AS WE ANTICIPATE, OR IF ALTERNATIVES TO OUR POWER PROTECTION PRODUCTS ARE SUCCESSFUL, OUR BUSINESS WILL SUFFER.

        The market for our power products is rapidly evolving and it is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach. Moreover, our products are alternatives to existing systems and may never be accepted by our customers or may be made obsolete by other advances in power product technologies. Improvements may also be made to the existing alternatives to our products which could render them less desirable or obsolete.

WE MAY BE UNSUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY, ADVERSELY AFFECTING OUR ABILITY TO COMPETE IN THE POWER PROTECTION MARKET.

        A successful challenge to our ownership of technology could materially damage our business prospects. Our technologies may be found to infringe upon the proprietary rights of others. Licenses required by us from others may not be available on commercially reasonable terms, if at all. We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have two U.S. patents issued and assigned to us. Any issued patent may be challenged and invalidated. Patents may not be issued from any of our future patent applications. Any claims allowed from existing or pending patents may not be of sufficient scope or strength to provide significant protection for our products. Patents may not be issued in all countries where our products can be sold so as to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our existing or future patents.

        Vigorous protection and pursuit of intellectual property rights or positions characterize any industry which relies upon technological innovations, such as ours. As a result, we may be subject to significant and often protracted and expensive litigation. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization by us. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions or to defend against infringement claims.

        We did not develop the Seamless Power Machine’s technology. We acquired worldwide sales and marketing rights to this technology through an agreement from the company which owns it. We may be subject to claims involving our ability to sell or market this technology. Third parties may also attempt to exploit the technology independently of our rights to do so. We may not be able to defend our rights with respect to the Seamless Power Machine technology, which could seriously impair our ability to market our entire range of products.

WE HAVE A LIMITED NUMBER OF POWER PROTECTION PRODUCTS THAT ARE PROPRIETARY, AND OUR SUCCESS DEPENDS UPON OUR ABILITY TO DEVELOP, IN A TIMELY MANNER, NEW AND ENHANCED POWER PROTECTION PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE.

        To grow our revenue, we must rely on our ability to successfully market our products, and we must develop and introduce market new products and product enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance. This would substantially impair our revenue prospects.

THE FAILURE TO DEVELOP AND TO INCREASE DISTRIBUTION OF OUR POWER PROTECTION PRODUCTS COULD IMPEDE OUR FUTURE GROWTH.

        The future growth of our business will depend in part on our ability to develop our relationships with OEM’S, to identify and develop additional channels for the distribution and sale of our products and to manage these relationships. As part of our growth strategy, we intend to develop relationships with OEMs. We will also look to identify and develop relationships with additional partners that could serve as distributors for our products. Our inability to successfully execute this strategy could impede our future growth.

THE SEAMLESS POWER MACHINE IS A SIGNIFICANT PART OF OUR PRESENT BUSINESS PLAN, AND IF WE ARE NOT SUCCESSFUL IN SELLING THE SPM IN THE NEAR TERM TO CUSTOMERS AND PROSPECTIVE CUSTOMERS, OUR BUSINESS WILL BE SUBSTANTIALLY HARMED.

        We are currently heavily dependent upon the Seamless Power Machine for the success of our marketing strategy because it is our principal product. We do not believe that this will always be the case in the future. However, it is at this time. If the machine or our ability to market the machine were unsuccessful, until we can replace this product, our business and revenue will suffer.

WE HAVE NO EXPERIENCE DISTRIBUTING OUR PRODUCTS IN THE QUANTITIES WE PLAN TO SELL IN THE FUTURE.

        To be financially successful, we will have to distribute our products in commercial quantities at acceptable costs while also preserving the quality levels achieved in distributing these products in more limited quantities. This presents a number of technological and engineering challenges for us. We cannot assure you that we will be successful in acquiring manufactured product to achieve the planned expansion of our activities. We have not previously contracted for the manufacture of our products in high volume. While we are presently in negotiations with a manufacturer, we do not know whether or when we will be able to contract for efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and product standards or production volumes required to successfully distribute large quantities of our products. Even if we are successful in contracting for manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

WE ARE SUBJECT TO INCREASED INVENTORY RISKS AND COSTS BECAUSE WE OUTSOURCE THE MANUFACTURING OF COMPONENTS OF OUR PRODUCTS IN ADVANCE OF BINDING COMMITMENTS FROM OUR CUSTOMERS TO PURCHASE OUR PRODUCTS.

        To assure the availability of our products to our customers, we outsource the manufacturing of components prior to the receipt of purchase orders from OEM customers based on their forecasts of product needs. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue for such products until the product is shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs and obsolescence and may increase our operating costs. In addition, we may from time to time make design changes to our products which could lead to obsolescence of inventory.

        We depend on sole source and limited source suppliers for the manufacture of our product and certain key components, and if we are unable to buy these products on a timely basis, our delayed ability to deliver our products to our customers may result in reduced revenue and lost sales.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED

        A lack of additional funding could force us to substantially curtail or cease our operations, which would have a material adverse effect on our business. Based on our potential rate of cash operating expenditures and our current plans, we anticipate that the fulfillment of our cash requirements for the next twelve months may need to come primarily from the proceeds of some type of financing. We do not have any plans at the present time for any type of financing. We anticipate that our future cash requirements may be supplemented by improved product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of certain of our technologies. However, there can be no assurance that any future funds required will be generated from operations or from other potential sources. Further, any such required funds may only be available on unattractive terms and may significantly dilute the value of our existing shares.

WE MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF NEW PRODUCTS THAT COULD RESULT IN OUR HAVING TO INCUR SIGNIFICANT UNEXPECTED EXPENSES OR DELAY THE LAUNCH OF NEW PRODUCTS.

        Our technologies and products are in various stages of development. These development stage products may not be completed in time to allow production or marketing because of the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Although we may be able to sell some of our technology at its current stage of development, there can be no assurance that we will be able to do so. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible. Discovery of operational errors, which are frequent in our industry prior to and after production, could result in lengthy and costly redesign, fabrication (production) and testing expenses in an industry where new technology could rapidly eclipse prior innovations.

        The development of our technologies could take longer than we anticipate. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to achieve profitable operations.

INTENSE COMPETITION IN OUR MARKET COULD PREVENT US FROM INCREASING REVENUE AND PREVENT US FROM ACHIEVING ANNUAL PROFITABILITY.

        Our products could be rendered noncompetitive or obsolete. Technological competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of power protection products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can. In addition, one or more of our competitors may succeed or may already have succeeded in developing technologies and products that are more effective than any of those we currently offer or may develop.

OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT’S EFFORTS.

        Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals could have a material, adverse impact on our operations. We have an employment agreement with Mr. David A. Mazur, our President and Chief Technology Officer but no payments are being made under this Agreement at the present time and he is being compensated as an independent contractor. This agreement does not insure that this individual will continue with us. We have no employment agreements with any other officers and directors. We have not obtained key man life insurance on the lives of any of these individuals.

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PUBLIC SALE PRICE.

        There has been, and continues to be, a limited public market for our common stock. Although our common stock trades on the NASD Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

°	actual or anticipated fluctuations in our operating results;

°	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

°	changes in market valuations of other technology companies, particularly those that sell products used in systems such as ours;

°	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

°	introduction of technologies or product enhancements that reduce the need for our products;

°	the loss of one or more key customers; and

°	departures of key personnel.

        Of our total outstanding shares as of March 29, 2002, a total of or 7,974,222, or approximately 96%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

OUR STOCK HAS A LIMITED PUBLIC TRADING MARKET

        While our common stock currently trades, our market is limited and sporadic. We cannot assure that such a market will improve in the future, even if our securities are listed on the Nasdaq SmallCap Market. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS HAS HAD EXTREME PRICE AND VOLUME FLUCTUATIONS.

        The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK

        We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

BUSINESS PLAN

        We develop, market, and sell power protection technologies and devices. We offer multiple products to improve power quality and reliability for our customers. Our products include proprietary energy management systems and electromagnetic flywheel technology designed to provide short-term power outage protection. The development of the Internet and the connectivity requirements of technology have increased the demand for quality power faster than the electric utility industry can currently accommodate.

        Recent electric utility network failures demonstrate that traditional methods of solving power problems are becoming increasingly ineffective. A 1999 study by the Electric Power Research Institute estimated that electric power problems annually cost U.S. industry more than $30 billion in lost data, material and productivity. The following are typical power problems:

-------------------------------------  --------------------------------------
    Type of Power Problem                          Causes
-------------------------------------  --------------------------------------
Short Term Outages                      Lightning, circuit breaker
 Less than one second, typically        operation, network transfers,
 referred to as subcyclic               substation loss, generator transfer
                                        at the substation level
-------------------------------------  --------------------------------------
Two Second to Eight Second Outages      Distribution breaker failures,
                                        substation loss, network transfer,
                                        lightning
-------------------------------------  --------------------------------------
Total Power Outages                     Lightning, circuit breaker
 Over eight seconds                     operation, network transfer,
                                        substation loss, generator transfer
                                        at the substation level,
                                        distribution breaker failures,
                                        transfer reclosures, complete
                                        substation loss, retransfer,
                                        reclosure failure
-------------------------------------  --------------------------------------
Transient Power Strikers                Lightning storms, transmission
 Lightning and/or distribution          distribution, short circuour, load
 shorts                                 induced short ciruour
-------------------------------------  --------------------------------------
Over and Under Voltage Variations       Utility generation loading
                                        capability, network loading and
                                        capacity limitation, specific load
                                        demands, shifting load variations,
                                        capacity overloads
-------------------------------------  --------------------------------------
Frequency Deviations                    Power switching between dissimilar
                                        utility sources or from dissimilar
                                        diversified generation systems
-------------------------------------  --------------------------------------
System Distribution Short Circuit       Phase to phase line faults, line to
                                        ground faults, phase rotational
                                        failure at the building service
                                        entrance
-------------------------------------  --------------------------------------
Substation Failures                     Storms, maintenance procedures,
                                        electric generator failure
-------------------------------------  --------------------------------------
Single Phase Loss                       Phase conductor fuse failure, the
                                        loss of any single phase in a three
                                        phase distribution system
-------------------------------------  --------------------------------------

        A variety of approaches currently exist to address the problems associated with the poor quality of power delivered by the electric utility grid. Conventional power quality systems have been constructed using three main components: batteries for short-term power disturbances, engine generators, commonly referred to as gensets, for longer-term outages, and control electronics to bridge the two. A short-term, or seconds to minutes, energy storage device with control electronics is referred to as an uninterruptible power supply, or UPS. A UPS coupled with a genset to protect against longer-term outages, or minutes to hours or days, is referred to as a continuous power system, or CPS. The conventional patchwork approach to UPS and CPS can result in inefficient systems which are expensive, unreliable and environmentally unsound.

        We design, engineer, sell, install and monitor distributed power generation systems and energy management technology. We also have site management and energy control capabilities. Our target market area includes electric utilities and hospitals, as well as industrial, manufacturing, and telecommunications companies. We provide full design and construction capabilities for cost effective quality power solutions using our products and those manufactured by others. In this manner, our customers can have comprehensive power protection services provided by us. By adding distributed power generation capabilities to this package, customers will be able to supply uninterrupted power regardless of the electric utility’s network problems.

INDUSTRY BACKGROUND

        We believe that the demand for uninterruptible and quality power with stable voltage and frequency regulation has increased significantly over the past 20 years. We believe that a significant element underlying this demand has been a lack of major investment over the past 15 years in electrical transmission power lines. The rapid growth of the computer industry, coupled with the increased use of the Internet has accelerated this requirement over the past five years. We believe that with the addition of robotic manufacturing processes, the need for quality power will continue to grow over the next decade. In a speech delivered on April 30, 2001, Vice President of the United States Richard Cheney stated that the overall demand for electric power is expected to rise by 43% over the next 20 years. To meet this demand, Vice President Cheney estimated that between 1300 and 1900 new power plants will be required. The types of business that now require total power protection are expanding as the availability and reliability of electricity from the existing electric utility network is diminishing.

        The UPS industry has been designing and building back up systems for quality power requirements for over 30 years. The typical approach incorporates an electronic rectifier, battery charger and inverter, utilizing a battery to sustain the power during electric utility outages. A battery back up UPS system is generally designed to provide power to a large data center for approximately fifteen minutes in order to allow for an orderly shut down of the mainframe computer and protect the computer memory. Large data centers or critical power users that cannot tolerate any downtime will add an engine generator, or as they are commonly called, a standby back up system, to feed the UPS system, thus allowing for long-term power protection without the requirement of having to interrupt the data flow or work production. This type of system incorporates the UPS, the battery, and an automatic transfer switch that allows for the transfer between the electric utility power and the engine generator. These systems require significant electricity to operate and are expensive to maintain, but do provide business with back up power.

        As conventional UPS systems require lead acid batteries, environmental considerations and specific maintenance requirements of this technology must be specifically designed into the overall building plant. This adds significant physical space requirements and air-conditioning loads. The overall cost to the owner will almost double every five years over the original purchase price of the UPS system. Many attempts have been made to simplify this approach to power problems without much commercial success. The most promising development that is now gaining acceptance is battery-less UPS systems.

OPERATIONS

        The following table summarizes our product line:

                                  Licensed or       Primary               Existing or
Product                              Owned          Purpose                Proposed
_____________________________________________________________________________________

Seamless Power Machine               Licensed   Provide continuous          Existing
                                                power during power
                                                interruption

Harsh Environmental Uninterruptible  Owned      A Backup power source       Existing
                                                Power Supply Unit
                                                that can be located
                                                outside the facility

Power Distribution Unit              Owned      An alternative to a         Existing
                                                traditional Electrical
                                                breaker panel

Static Transfer Switch               Owned      Provides instantaneous      Existing
                                                switching between power
                                                sources

Dencor Energy Management System      Owned      Monitor and control         Existing
                                                power consumption

        The Seamless Power Machine

        We have exclusive, worldwide rights to distribute the SPM. The SPM is a patented, clutchless, flywheel device utilizing levitated magnets to generate a continuous power supply. The SPM patents are #6204572 and #6020657, collectively entitled Power Supply For Providing Instantaneous Energy During Utility Power Outage. The SPM provides continuous power output during a utility failure in order to start a back up engine generator system. The SPM can be used to start any electric generating engine or device including, but not limited to, diesel, natural gas, propane, or gasoline-powered engines or fuel cells.

        The SPM is designed to eliminate the requirement for batteries. Typically, uninterruptible power devices require large storage batteries to transition power to an electronic inverter in order to maintain output power, while a back up engine generator is started. The output from the engine generator is not designed to produce continuous power. Therefore, the inverter system must continue to run throughout the requirement for continuous power to the load. This is usually seven days a week, twenty-four hours per day, year round. This type of system requires a large number of electronic and mechanical parts, which involve expensive maintenance and battery replacement on a periodic basis. The SPM is a simple mechanical device which has no batteries, inverters or complex mechanism and requires minimal maintenance.

°	The SPM is approximately 60% smaller than competitive battery backup systems.
°	The SPM can be located in a harsh environment without the requirement for air-conditioning, thus saving on energy and maintenance costs.
°	The SPM is less expensive to install and maintain than competitive systems.
°	The SPM can be controlled to maintain load voltage plus or minus 1%, even when electric utility power fluctuates 15% to minus 20% without the need to start a backup generator.

°	The SPM performs power factor corrections.
°	The SPM reduces current harmonic feedback to the electric utility.
°	The SPM provides no break transfer to and from backup power.
°	The SPM offers the potential for interruptible rates from the local electric utility through peak saving capabilities.
°	Under a total power outage of 15 seconds the SPM produces a drop in frequency of less than one Hertz.

        We estimate that the life of the system, based upon the current design, is in excess of 30 years, compared to between seven and ten years for competitive systems. Maintenance can be performed by any engine company compared to the technical electronic personnel required for competitive systems.

        Additionally the SPM can be used for activities which reduce the peaks and valleys of energy supply. We believe that such activities lower energy costs. This feature does not interrupt the electrical load, thus allowing the customer to benefit from an interruptible rate from the electric utility, without the loss of business or plant shutdowns.

        The SPM operation can interface with any electric generating engine or device including, but not limited to, diesel, natural gas, propane, or gasoline-powered engines or fuel cells. For larger applications, natural gas engines are typically preferred, both for cost and the availability of the fuel. Unlike the SPM, We believe other battery-less systems do not have enough continuous operating power to allow for the starting of a natural gas unit.

        Harsh Environment UPS System

        This uninterruptible power supply system is designed to operate in adverse conditions for batteries or inverter systems. The actual electrical components, power supplies and all associated systems are designed to operate in temperatures which range between 175 degrees Fahrenheit and sub zero, as well as in a high humidity environment. Typically the unit is packaged to be located outside. The battery charger is designed to prolong the battery life. The total system is sold as a unit that will not fail in difficult installation situations. Typical customers are industrial or manufacturing plants. The units are also sold for the traffic industry and telecom providers.

        Power Distribution Units

        PDU’s are designed for fast and efficient connectivity to computer processors and their associated support equipment. With the use of flexible wiring cables, the PDU can be connected to the support equipment without the requirement of solid conduit or fixed electrical connections. The wiring can be moved easily, allowing for additional equipment to be added without having to rewire the electrical distribution system. A typical PDU offers a central monitoring system which shows various power profiles or system load configurations. Customarily, the PDU has a step-down transformer, which takes building power at 480 volts and steps it down to 208/120 for the electrical needs of the computer system. The PDU also provides noise suppression and a single point ground system, essential for proper computer wiring and reliability.

        Static Transfer Switch

        STS units are designed for the uninterrupted transfer from one electrical source to another. With an STS unit, a site can switch from one utility input to another without having an interruption to the computer load. The STS can also facilitate the transfer from one UPS system to another without having an output failure. This feature increases the full UPS system reliability. STS units normally are provided with a full system by-pass, which permit the system to be maintained or serviced without interruption to the critical loads. STS units have become more in demand as the requirement for N plus 2 or N plus 3 systems, which are systems designed to have 2 or 3 power paths to the load without any connecting single point of control or power that can cause a failure in output.

        STS units can be designed with PDU connectivity. This allows the STS to be installed in essentially the same manner as a standard PDU, including the full system monitoring capability. The STS monitor will also include the ability to see which source is providing the input power. The STS has the capacity to permit switching between utility sources from different providers. This feature brings potential energy savings to a customer depending on either differential kilowatt cost, or off peak loading.

        Dencor Energy Management Devices

        We hold two patents relating to the energy management and control industry. We call these patents our Dencor products. The design of these products incorporates the ability to monitor and control energy consumption. The products can be used to reduce peak power demand, thereby lowering electric costs. The Dencor products are easily retrofitted to existing equipment. By having this capability, the controllers can save customers energy dollars without having to rewire an existing physical area. The Dencor products are transferable to other power products. With the adaptation of the controllers to standard power products, the combined unit will have the ability to offer peak power demand savings along with backup power. UPS products can therefore be used not only for providing backup and protected power, but also as a power reducer and energy monitor. This system approach will also provide for full site monitoring and power analysis. We expect that future designs will allow us to offer this product with Internet or wireless capability.

        We can combine any of our principal products, including the SPM, with the Dencor energy management technology, to allow operations in either an automated or manual format.

        Distributive power generation, or customer owned power generation off the existing network, offers us an opportunity for expansion. We believe there is significant potential for growth in this area in light of the recent problems developing in markets like California. The reality of rolling blackouts, which can close commerce for significant periods of time, could force business to obtain total power capabilities. We plan to position ourselves to offer packaged solutions to solve specific customer needs, including total power backup.

        We also plan to offer a specific multifuel engine solution to the California market that can either burn natural gas, propane, or diesel when required, without interruption.

        We have developed and plan to implement a diverse product portfolio that will allow us to include installation and to arrange third party financing for our customers. By combining energy saving and monitoring devices into our products and services, we believe that we can monitor and control a customer’s site to insure all aspects of power protection and energy solutions.

        As for Dencor itself, we have decided to discontinue the operations of Dencor. Our Board of the Directors determined that it was in our best interest and that of our stockholders to attempt to sell the Dencor subsidiary. We are currently negotiating such a sale. On November 14, 2001, we entered into an Asset Purchase Agreement for the sale of Dencor but certain conditions were not met and the agreement was terminated. We anticipate completing a sale of Dencor by April 30, 2002.

MARKETING

        The customary methods to market power protection devices and technologies are direct sales and the use of third parties such as manufacturer’s representatives, electrical and computer distributors, value-added resellers, electrical contractors and design firms. We have already developed relationships with certain of these market channels.

CUSTOMER CONTRACTS

        On August 9, 2001 we entered into a master purchase agreement with a major wireless service provider for delivery of Harsh Environment Uninterruptible Power Supply Units. On September 11, 2001 we received a purchase order for approximately $1.4 million under this agreement. This agreement allows us to supply Harsh Environment Uninterruptible Power Supply Units to the wireless service provider under this agreement until July 8, 2006.

On September 6, 2001 we received a purchase order from a multinational telecommunications equipment company for delivery of Harsh Environment Uninterruptible Power Supply Units. The total purchase price for the purchase order is approximately $1.4 million.

        We have carried on discussions with a number of companies but do not have additional definitive agreements at this point.

LICENSES, PATENTS, TRADE SECRETS AND OTHER PROPRIETARY RIGHTS

        We have two patents. The first is #4813180, granted in April, 1989 and is entitled Variable-Limit Demand Controller for Metering Electrical Energy. The second is #5675503, granted in October 1997 and is entitled Adaptive Load Cycle for Controlled Reduction of Energy Use.

        We own the exclusive, worldwide marketing and sales rights to the Seamless Power Machine technology. These rights are subject to a minimum purchase requirement by us of 65 units and extend for a period of two years, see “Risk Factors.”

        We have applied for a trademark on the name “Reliable Power Systems” and the logo. We also have trade secrets which we use in our business.

        On November 2, 2001 we signed a technology development agreement with a third party developer for the development of a continuous power machine. The term of this agreement is for a period from November 1, 2001 until the development of a continuous power machine is complete that is generally acceptable for sale to the public. We will pay the developer a monthly design fee of $15,000 per month and the related design and operating costs associated with the development of a continuous power machine. We have granted the developer 200,000 options to purchase shares of our common stock at $1.00 per share. The total estimated costs to develop and build the continuous power machine are approximately $1.3 million. We will own all of the intellectual property developed under the agreement in perpetuity and will pay the developer royalties for sales of products sold using the intellectual property. The contract was terminated and we are negotiating new technology and manufacturing agreements with outside sources. The successful completion of these agreements are critical to our future.

RESEARCH AND DEVELOPMENT

        We are in the process of reducing costs and commercializing the UPS technologies. We are also in development with the UPS technology to design cost effective models specifically targeted to meet the requirements of the small end user. A typical user of these new products would be in the telecommunications industry.

        We have conducted limited research and development. During the twelve months ended December 31, 2001, we expended $414,360.50 in research and development.

EMPLOYEES

        We currently have no full-time or part-time employees. We have an employment agreement with Mr. Mazur but currently compensate him only as an independent contractor. We also engage additional consultants and part-time persons as needed from time to time.

        Our future success depends in significant part upon the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical consultants or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.

GOVERNMENT REGULATION

        To our knowledge, our products are not subject to governmental regulation by any federal, state or local agencies that would affect the manufacture, sale or use of our products, other than occupational health and safety laws and labor laws which are generally applicable to most companies. We cannot, of course, predict what sort of regulations of this type may be imposed in the future but do not anticipate any unusual difficulties in complying with governmental regulations which may be adopted in the future.

        We have not incurred costs to comply with environmental laws and do not anticipate such laws will have any significant effect on our future business.

RAW MATERIALS

        The use of raw materials is not a material factor in our operations and is not expected to be a material factor in the future.

BACKLOGS

        As of December 31, 2001, we had a sales backlog of approximately $2.8 million under our telecommunications contracts and approximately $15,000 in all others. See Customer Contracts above.

SUBSEQUENT EVENTS

        In February, 2002, our President and Chief Executive Officer, Mr. Joseph Livingston, resigned as Vice Chairman of the Board and Chief Executive Officer. Also in February, 2002, we scaled back our operations, laid off all of our employees, and moved our headquarters to Chicago, Illinois.

        In March, 2002, the landlord of our former principal office, Castle Centerstone News #1, LLC, filed suit against us in Colorado State District Court for non-payment of rent and is seeking a judgment in the amount of approximately $27,000. We have not yet responded to this suit.

ITEM 2. Properties

        As of December 31, 2001, we had a 5,850 square foot office space facility located in Castle Rock, Colorado 80104, which we leased for a five year term at approximately $12,100 per month. The lease commenced in October 2001. Subsequent to the end of the fiscal year, we moved out of this facility, ceased paying rent, and relocated our offices to 10 South Riverside Plaza, #2220, Chicago, Illinois 60606. We currently lease an office at this facility on a month-to-month basis from one of our directors, for which we pay not rent.

        We also have a 3,500 square foot office space lease on our manufacturing facility for the Dencor Energy Cost Control Products. The monthly rent on this space is $1,947 per month. This lease expires in May 2002. We plan to sell certain assets related to our Dencor operations. However, we do not have any definitive agreement at this time.

        In addition, we signed a short-term lease for warehouse space in California, commencing November 16, 2001 and terminating February 28, 2002. Base rent for this space is $750 per month.

ITEM 3. Legal Proceedings

        In March, 2002, the landlord of our former principal office, Castle Centerstone News #1, LLC, filed suit against us in Colorado State District Court for non-payment of rent and is seeking a judgment in the amount of approximately $27,000. We have not yet responded to this suit.

        Otherwise, we are not aware of any legal matter or claim pending or threatened that would have a material adverse effect on our consolidated financial position or results of operations. There are no other legal proceedings to which we are a party which could have a material adverse effect on us.

ITEM 4. Submission of Matters to a Vote of Security Holders

We submitted no matter to our shareholders during the fourth quarter.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

                Our securities trade in the NASD Over-the-Counter Bulletin Board under the trading symbol RPSI. The following table sets forth the high and low bid quotation for our common stock for each quarterly period ended in 2001 and 2000. As of December 31, 2001, we had approximately 400 shareholders of record of our common stock. We believe that we also have additional shareholders who hold their shares in nominee names with their brokerage firms. Our common stock holders are entitled to receive dividends as declared by our Board of Directors from time to time. No dividends are anticipated to be paid in the foreseeable future.

                                   Bid Price
                           ------------------------
                           High                 Low
                           ----                 ---

                                    2001*

        First Quarter      $3.90                $3.00
        Second  Quarter    $6.25                $6.25
        Third Quarter      $3.00                $3.00
        Fourth Quarter     $3.10                $2.00

                                    2000**

        First Quarter      $.34                 $.02
        Second  Quarter    $.25                 $.10
        Third Quarter      $.11                 $.06
        Fourth Quarter     $.06                 $.05

* Reflects the one-for-eighteen reverse split which took place in 2001.

* Does not reflect the one-for-eighteen reverse split which took place in 2001.

        We have paid no dividends from inception to date and do not currently intend to do so.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

                The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

                When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

GENERAL

        Our results of operations have been and will probably continue to be subject to significant variations. The results for a particular period may vary as a result of a number of factors. These include:

°	the overall state of the energy segment of the economy,
°	the development status of and demand for our products,
°	economic conditions in our markets,
°	the timing of orders,
°	the timing of expenditures in anticipation of future sales,
°	the mix of products sold by us,
°	the introduction of new products,
°	product enhancements by us or our competitors, and
°	pricing and other competitive conditions.

OVERVIEW AND RECENT DEVELOPMENTS

        We are a manufacturer of power protection devices. Along with this service, we incorporate power savings technologies to solve power problems for our target markets. On February 7, 2001 Dencor Energy Costs Controls and Reliable Power Systems, Inc. entered into a merger. As a result of the accounting treatment of that merger, the historical accounting information for Dencor Energy Costs Controls, was eliminated and replaced with the historical accounting information of Reliable Power Systems, Inc. This accounting treatment resulted in the elimination of accumulated deficit of Dencor Energy Costs Controls and the creation of approximately $1.4 million in goodwill.

        Under the merger agreement and plan of reorganization, Dencor Energy Cost Controls, Inc. issued 12,600,000 shares of no par value common stock and 3,348,000 shares of no par value Series A Convertible Preferred Stock to the then sole shareholder of Reliable Power Systems, Inc. A total of $339,589 of its debt was converted into Series B Redeemable Preferred Stock. At the time of closing, Reliable was required to have $300,000 of unrestricted cash in excess of its liabilities. This cash was immediately loaned to us and used to pay $300,000 in liabilities.

        The articles of merger were filed with the Colorado Secretary of State on February 8, 2001.

        Our shareholders approved and ratified the transaction in a shareholders’ meeting on April 10, 2001.

        As a result of the shareholders meeting, we made some changes to our capital structure. We authorized a total of 195,000,000 shares of common stock to allow the conversion of our Series A Convertible Preferred Stock into common stock and to comply with the terms of the merger agreement. Next, we did a one-for-eighteen reverse split of our outstanding common shares. Finally, we amended our articles of incorporation to decrease the authorized common stock from 195,000,000 shares, no par value to 65,000,000 shares, no par value and to increase the authorized preferred stock from 5,000,000 shares, no par value to 15,000,000 shares, no par value.

        In April 2001, we changed our name to Reliable Power Systems, Inc.

        During 2001 we concentrated our efforts on building our management team, identifying strategic partners and adding experience executives to our board of directors.

        As of October 5, 2001, Messrs. John R. Walter, Joseph D. Livingston, and David H. Hoffmann each acquired 2,000,000 shares of stock from Mr. Wiens and his affiliated entities. In addition Mr. Wiens and his affiliated entities returned a total of 2,787,000 shares to be retired by us. First Western Industries, LLC, a company affiliated with Mr. Wiens, continues to own 1,213,000 shares.

        In February 2002, our President and Chief Executive Officer, Mr. Joseph Livingston, resigned as Vice Chairman of the Board and Chief Executive Officer. Also in February, 2002, we scaled back our operations, laid off most of our employees, and moved our headquarters to Chicago, Illinois.

ACCOUNTING POLICIES AND PRACTICES

        We recognize revenue on the delivery of our products to our customers. Our net sales are made up of sales to our customers net of any returns. We do not sell on consignment and offer returns only in those isolated instances when our products are damaged and do not meet the customer’s written specifications.

        The merger between Reliable Power Systems, Inc and Dencor Energy Cost Controls was accounted for using the purchase method of accounting. Under this method, the acquired assets and liabilities have been recorded at their estimated fair values at the date of the merger. Our intangible assets consist of the excess of the purchase price over the fair value of the tangible assets acquired. The excess of the purchase price over the fair value of the tangible assets acquired was approximately $1.4 million as calculated under the provisions of purchase accounting, and is being amortized on a straight-line basis over an estimate life of 20 years.

        The following describes the line items set forth in our statements of operation:

        Net Sales. We recognize revenue from sales upon delivery of the products to the customer. We sell power protection devices and technologies.

        Cost of Goods Sold. Our cost of goods sold include the cost of raw material, direct labor, and direct material, along with the cost of products we purchase and then resell to our customers.

        Selling Expenses. These expenses include salaries and benefits of sales personnel, and incentives paid to independent dealers for the sale of our products.

        General and administrative expenses. These expenses include executive salaries and benefits, marketing costs, travel and facilities costs.

        Research and development expenses. These expenses relate to engineering salaries for the modification of our products, and developing potential new products.

        Interest expense. This expense relates to the interest on our long-term debt and note payable outstanding as of December 31, 2001.

        Amortization expense. This expense relates to the excess of the purchase price over the fair value of the tangible assets acquired in the merger between Reliable Power Systems, Inc. and Dencor Energy Cost Controls.

RESULTS OF OPERATIONS FOR THE PERIOD FROM JULY 6, 2000 (INCEPTION) TO DECEMBER 31, 2001.

GENERAL

        The following discussion involves Our consolidated results of operations from January 1, 2001 to December 31, 2001 and the unconsolidated results of operations for the period from July 6, 2000 (inception) to December 31, 2000. On February 7, 2001, Dencor Energy Cost Controls, Inc. entered into a merger with Reliable Power Systems, Inc. In addition, historical information of Dencor is provided for the years ended December 31, 2000 and 1999. As a result of the accounting treatment of that merger, the historical accounting information for Dencor Energy Cost Controls, Inc. was eliminated and replaced with the historical accounting information of Reliable Power Systems, Inc.

RESULTS OF OPERATIONS

        For the twelve months ended December 31, 2001, we had total revenues of $38,914. For the period from July 6, 2000(inception) to December 31, 2000, we had no revenues because we were in the process of developing a business plan and had not yet commenced commercial operations.

        Our total costs and expenses for the twelve months ended December 31, 2001, were $3,204,873. For the period from July 6, 2000(inception) to December 31, 2000, our total costs and expenses were $1,170.

        Our selling, general and administrative expenses for the twelve months ended December 31, 2001, were $2,675,652. For the period from July 6, 2000 to fiscal December 31, 2000, our general and administrative expenses were $1,170.

        Our research and development expenses for the twelve months ended December 31, 2001, were $414,361. For the period from July 6, 2000 to December 31, 2000, our research and development expenses were $0. There were no research and development expenses in the period from July 6, 2000(inception) to December 31, 2000 because we were in the process of developing a business plan and had not yet commenced commercial operations.

        Our loss from continuing operations for the twelve months ended December 31, 2001, was $3,165,959. For the period from July 6, 2000 (inception) through December 31, 2000, our loss from continuing operations was $1,170. At that time we were in the process of developing a business plan and had not yet commenced commercial operations.

        For the twelve months ended December 31, 2001, we had a net loss of $4,468,337, which includes the effect of the discontinued operations of Dencor Energy Cost Controls, Inc. For the period from July 6, 2000 to December 31, 2000, the net loss was $1,170.

        Comparative results are not considered meaningful due to the fact that during 2000 we were in the process of developing a business plan and had not commenced operations.

        The following section discusses the results of operations for Dencor Energy Costs Control, Inc., our predecessor company, for the years 2000 and 1999. We have discontinued operations for Dencor Energy Costs Controls, Inc. and are planning a sale, although we do not have a definitive agreement at this point.

        Net sales in 2000 of $210,800 were 15% lower than the net sales of $247,700 in 1999. The net sales decrease was substantially due to a decrease in international sales from approximately $68,700 in 1999 to approximately $17,200 in 2000, a 75% decrease. Dealer sales increased 42% from approximately $48,000 in 1999 to $68,200 in 2000. The net loss for 2000 was $207,600 compared to a net loss of $235,600 in the prior year.

        Gross margin was $72,600, 34% of sales, for 2000, compared to $78,200, 32% of sales, in the prior year. The increase in the gross margin was due to the shift from lower margin international sales to higher margin dealer sales.

        Selling expenses were $12,800, 6% of sales, in 2000 compared to $14,400, 6% of sales, in 1999.

        General and administrative expenses were $140,400, 67% of sales, in 2000 compared to $172,200, 70% of sales, in 1999. The decrease was due to reduced administrative staff activity.

        Research and development expenses were $82,500 or 39% of sales in 2000 compared to $95,200 or 38% of sales in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Reliable Power Systems, Inc.

        During the twelve month period ended December 31, 2001, net cash used by operating activities was $2,448,688. During the period from July 6, 2000 to December 31, 2000, net cash used in operating activities was $0.

        During the twelve month period ended December 31, 2001, net cash used by investing activities was $70,111. During the period from July 6, 2000 to December 31, 2000, net cash used by investing activities was $0.

        During the twelve months ended December 31, 2001, net cash provided by financing activities was $2,647,531. During the period from July 6, 2000 to December 31, 2000, net cash provided by financing activities was $0.

Dencor Energy Costs Controls, Inc.

        During the twelve months ended December 31, 2000, net cash used in operating activities was approximately $29,900 for Dencor Energy Costs Control, Inc., its predecessor company. Net cash used in operating activities during the twelve months ended 1999 was approximately $10,900. Net cash used in operating activities during the twelve months ended December 31, 2000 includes the net loss for the year of $207,600 reduced by non-cash expenses and a net change in operating assets and liabilities of approximately $177,700. Net cash used in operating activities during the twelve months ended December 31, 1999 includes the net loss for the year of $235,600 reduced by non-cash expenses and a net change in operating assets and liabilities of approximately $224,700.

        Cash flows provided by financing activities was approximately $34,000 during the twelve months ended December 31, 2000 compared to cash flows provided by financing activities of approximately $3,100 during the twelve months ended December 31, 1999. During 2000 we sold 2,600,000 shares of common stock in exchange for cash of $31,000 and received proceeds from notes payable to shareholders of $18,000.

        In February 2001 we borrowed $255,000 from an affiliate, First Western Industries, LLC. First Western Industries, LLC is controlled by our former Chairman and majority beneficial shareholder. The debt is due on demand bearing interest at 10.0%. This loan was repaid on May 15, 2001. During the second quarter, 2001 we drew upon this note. At December 31, 2001 the outstanding balance under this note was $50,000.

        In May 2001, we borrowed $685,000 from Compass Bank. The loan bears interest at 7.5% per annum. and is guaranteed by our former Chairman, Thomas J. Wiens. The principal balance is due on May 16, 2003. Interest payments are due on the loan on a monthly basis beginning on June 16, 2001. We have not made any payments on this loan.

        On September 7, 2001, we completed an $895,000 private placement bridge loan. The private placement bridge loan was for a maximum of $1,500,000. The maximum bridge loan consisted of 30 units. Each unit comprised one $50,000 promissory note and ten thousand warrants. The promissory notes bear simple interest at the rate of 12 percent per annum and are due and payable on the earlier of sixty days following the closing of a public offering of common stock or one year from the closing of the private placement bridge loan. The holders of the promissory note had the option to either convert the outstanding principal and accrued interest into our common stock at $5.00 per share. If a public offering was completed, each warrant would entitle the holder to purchase one share of its common stock at 80% of the final price of the public offering. The warrants would be exercisable for a period of 24 months following the closing of a public offering.

        We did not complete a public offering and we have the option to convert the promissory note and accrued interest into common stock at $3.00 per share. Furthermore, each warrant now entitles the holder to purchase one share of common stock at $3.50 per share. All are currently outstanding.

        We signed a lease for office space at approximately $12,100 per month. The lease is for five years and commenced on approximately October 1, 2001. We have moved out of this space and have ceased paying rent. In March, 2002, the landlord of our former principal office, Castle Centerstone News #1, LLC, filed suit against us for non-payment of rent in Colorado State District Court and is seeking a judgment in the amount of approximately $27,000. We have not yet responded to this suit.

        On November 2, 2001 we signed a technology development agreement with a third party developer for the development of a continuous power machine. This term of the agreement is for a period from November 1, 2001 until the development of a continuous power machine is complete that is generally acceptable for sale to the public. We will pay the developer a monthly design fee of $15,000 per month and the related design and operating costs associated with the development of a continuous power machine. We have granted the developer 200,000 options to purchase shares of our common stock at $1.00 per share. The total estimated costs to develop and build the continuous power machine are approximately $1.3 million. We will own all of the intellectual property developed under the agreement in perpetuity and will pay the developer royalties for sales of products sold using the intellectual property. The above described contract was terminated and we are negotiating new technology and manufacturing agreements with outside sources The successful completion of these agreements are critical to our future. Otherwise, we have made no current capital or purchase commitments.

        Our long-term capital requirements will depend in large part on our results of operations, operating cash flow, capital expenditures, availability of debt or other financing, and the timing of these factors. Our plans and the related expenditures will depend upon factors outside of our control, including the price of electricity, developments in the power protection market and the availability of expansion opportunities. We may not be able to obtain financing on acceptable terms, or at all, when we need it, which could adversely, impact its operations and business plan.

                We feel that we have inadequate working capital to pursue any business opportunities other than seeking additional clients. Our accountants have expressed doubts about our continuing as a going concern. During the next twelve months, we plan to investigate an offering of our securities, whether through a private placement or a public offering. At the present time, we have no firm arrangements with regard to either type of offering. We do not intend to pay dividends in the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

SEASONALITY

        We do not expect our sales to be impacted by seasonal demands for our products or services.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        We may encounter market risks arising from fluctuations in product price, fuel costs and interest rates. We do not currently utilize hedging, swaps, derivative or other instruments to mitigate these market risks. Changes in commodity prices, especially electrical costs, have the greatest potential for materially impacting our business. Although we seek to buy products from a number of domestic and international suppliers, an increase in electrical costs could materially impact the purchase price of our products. A significant decrease in electrical costs could materially impact the market for the sale of our products. Lower electrical costs cause lower sales of our products as a result of lower demand from potential target markets.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
RELIABLE POWER SYSTEMS, INC.

Independent Auditors' Report                                                F-1

Consolidated Financial Statements:

     Balance Sheet                                                          F-2

     Statements of Operations                                               F-3

     Statement of Changes in Stockholders' Equity (Deficit)                 F-4

     Statements of Cash Flows                                               F-5

Notes to Consolidated Financial Statements                                  F-6

DENCOR ENERGY COST CONTROLS, INC.

Independent Auditors' Report                                               F-23

Financial Statements:

     Balance Sheet                                                         F-24

     Statements of Operations                                              F-25

     Statements of Changes in Stockholders' Equity (Deficit)               F-26

     Statements of Cash Flows                                              F-27

Notes to Financial Statements                                              F-28

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
AND CONSULTANTS
3033 EAST 1ST AVENUE, SUITE 201
DENVER, COLORADO 80206

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Reliable Power Systems, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Reliable Power Systems, Inc. and Subsidiary as of December 31, 2001, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended and for the period from July 6, 2000 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliable Power Systems, Inc. and Subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period from July 6, 2000 (inception) to December 31 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recently discontinued operations of its subsidiary, Dencor Energy Cost Controls, and has a working capital deficit and a capital deficit. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C. CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

Denver, Colorado
March 29, 2002

RELIABLE POWER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001

CURRENT ASSETS:
     Cash .........................................................   $   128,732
     Accounts receivable, net .....................................        24,422
     Inventories ..................................................       132,108
     Notes receivable, net ........................................         1,922
     Deposits .....................................................       585,000
     Other current assets .........................................        37,270
                                                                      -----------

                  Total Current Assets ............................       909,454

PROPERTY AND EQUIPMENT, net .......................................        73,359

GOODWILL, net of accumulated amortization of $68,935 ..............       250,000
                                                                      -----------

                                                                      $ 1,232,813
                                                                      ===========

CURRENT LIABILITIES:
     Accounts payable .............................................   $   212,866
     Accrued liabilities ..........................................       216,310
     Warranty reserve .............................................         3,181
     Private placement bridge loan ................................       895,000
     Note payable, related party ..................................       350,000
     Accrued interest .............................................        42,615
     Estimated liability for disposal of
          discontinued subsidiary .................................        36,504
                                                                      -----------

                  Total Current Liabilities .......................     1,756,476

LONG - TERM DEBT
     Capital lease obligations, net of current portion ............         4,126
     Note payable, related party ..................................       685,000
                                                                      -----------

                  Total Liabilities ...............................     2,445,602
                                                                      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):

     Preferred stock, no par value, 15,000,000 shares authorized:
         Series A, -0- issued and outstanding .....................          --
         Series B, 300,000 issued and outstanding .................       300,000
     Common stock, no par value, 65,000,000 shares authorized,
            8,271,679 issued and outstanding ......................     2,116,900
     Stock payable ................................................       100,000
     Additional paid-in capital ...................................       739,818
     Accumulated (deficit) ........................................    (4,469,507)
                                                                      -----------

                  Total Stockholders' Equity (Deficit) ............    (1,212,789)
                                                                      -----------

                                                                      $ 1,232,813
                                                                      ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABLE POWER SYSTEMS, INC.
STATEMENTS OF OPERATIONS

                                                                   For the Period
                                                                         From
                                                      For The Year   July 6, 2000
                                                         Ended      (Inception) to
                                                      December 31,    December 31,
                                                          2001            2000
                                                     (Consolidated) (Unconsolidated)
                                                      ------------   --------------
REVENUES:
   Net sales ........................................  $    38,343     $      --
   Interest and other ...............................          571            --
                                                       -----------     -----------
         Total Revenues .............................       38,914            --
                                                       -----------     -----------

COSTS AND EXPENSES:
   Cost of goods sold ...............................       31,788            --
   Selling, general and administrative ..............    2,675,652           1,170
   Research and development .........................      414,361            --
   Interest expense, related party ..................       78,018            --
   Depreciation .....................................        5,054            --
                                                       -----------     -----------
         Total Costs and Expenses ...................    3,204,873           1,170
                                                       -----------     -----------
(LOSS) FROM CONTINUING OPERATIONS ...................   (3,165,959)         (1,170)
                                                       -----------     -----------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued subsidiary
       (less applicable taxes of $-0-) ..............     (185,287)           --
   Loss on disposal of discontinued subsidiary
       (including estimated losses of $36,504,
       net of applicable taxes of $-0-) .............   (1,117,091)           --
                                                       -----------     -----------

NET (LOSS) ..........................................  $(4,468,337)    $    (1,170)
                                                       ===========     ===========

NET LOSS PER SHARE - BASIC AND DILUTED:
   Continuing operations ............................  $      (.35)    $    (10.54)
   Discontinued operations:
     Loss from operations ...........................         (.02)           --
     Loss on disposal ...............................         (.13)           --
                                                       -----------     -----------
                                                       $      (.50)    $    (10.54)
                                                                       ===========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - BASIC AND DILUTED ..........    8,928,332             111
                                                       ===========     ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABLE POWER SYSTEMS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2001 (CONSOLIDATED)
AND THE PERIOD FROM JULY 6, 2000 (INCEPTION)
TO DECEMBER 31, 2000 (UNCONSOLIDATED)

                                              Series A                     Series B
                                          Preferred Stock               Preferred Stock              Common Stock
                                       --------------------          --------------------       ----------------------
                                       Shares        Amount          Shares        Amount       Shares          Amount
                                       ------        ------          ------        ------       ------          ------

Balances, July 6, 2000 ........          --      $      --             --     $      --            --      $      --

   Issuance of common stock for
     subscription receivable ..          --             --             --            --             111            259
   Net (loss) .................          --             --             --            --            --             --
                                                 -----------    -----------   -----------   -----------    -----------

Balances, December 31, 2000 ...          --             --             --            --             111            259

   Stock issued in merger with
     Dencor ...................     3,348,000        627,285        300,000       300,000     1,263,878        188,615
   Effect of merger with
     Dencor ...................          --             --             --            --            (111)          --
   Stock issued for services ..          --             --             --            --         194,571        381,000
   Cash paid for common stock .          --             --             --            --            --          319,741
   Stock payable ..............          --             --             --            --            --             --
   Conversion of Series A
     preferred stock to common
     stock ....................    (3,348,000)      (627,285)          --            --       9,300,230        627,285
   Stock issued in private
     placement ................          --             --             --            --         300,000        600,000
   Stock options issued for
     services .................          --             --             --            --            --             --
   Stock returned to the
     Company ..................          --             --             --            --      (2,787,000)          --
   Net (loss) .................          --             --             --            --            --             --
                                  -----------    -----------    -----------   -----------   -----------    -----------

Balances, December 31, 2001 ...          --      $      --          300,000   $   300,000     8,271,679    $ 2,116,900
                                  ===========    ===========    ===========   ===========   ===========    ===========

                                                    Stock
                                    Additional   Subscription
                                      Paid-In     Receivable/     Accumulated
                                      Capital    Stock Payable     (Deficit)       Total
                                    ----------   -------------    -----------      -----

Balances, July 6, 2000 ........   $      --     $      --      $      --      $      --

   Issuance of common stock for
     subscription receivable ..          --            (259)          --             --
   Net (loss) .................          --            --           (1,170)        (1,170)
                                  -----------   -----------    -----------    -----------

Balances, December 31, 2000 ...          --            (259)        (1,170)        (1,170)

   Stock issued in merger with
     Dencor ...................          --            --             --        1,115,900
   Effect of merger with
     Dencor ...................          --            --             --             --
   Stock issued for services ..          --            --             --          381,000
   Cash paid for common stock .          --             259           --          320,000
   Stock payable ..............          --         100,000           --          100,000
   Conversion of Series A
     preferred stock to common
     stock ....................          --            --             --             --
   Stock issued in private
     placement ................          --            --             --          600,000
   Stock options issued for
     services .................       589,818          --             --          589,818
   Stock returned to the
     Company ..................       150,000          --             --          150,000
   Net (loss) .................          --            --       (4,468,337)    (4,468,337)
                                  -----------   -----------    -----------    -----------

Balances, December 31, 2001 ...   $   739,818   $   100,000    $(4,469,507)   $(1,212,789)
                                  ===========   ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABLE POWER SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

                                                                          For the Period From
                                                            For the Year     July 6, 2000
                                                                Ended       (Inception) to
                                                             December 31,     December 31,
                                                                 2001           2000
                                                           (Consolidated)   Unconsolidated)
                                                            ------------  --------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss) from continuing operations ...............   $(3,165,959)   $    (1,170)
   Adjustments to reconcile net (loss)
       to net cash provided by
       (used in) operating activities:
       Depreciation and amortization ...................        73,989           --
       Stock issued for services .......................       381,000           --
       Contributed capital for services ................       150,000           --
       Stock options issued for services ...............       589,818           --
   Changes in operating assets and liabilities:
       Accounts receivables ............................        (9,580)          --
       Inventory .......................................       (21,477)          --
       Other current assets ............................       (30,784)          --
       Deposits ........................................      (585,000)          --
       Accounts payable ................................       209,259          1,170
       Accrued liabilities .............................       185,769           --
       Accrued interest ................................        42,615           --
                                                           -----------    -----------
         Net cash flows (to) continuing operations .....    (2,180,350)          --
         Net cash flows (to) discontinued operations ...      (268,338)          --
                                                           -----------    -----------

            Net Cash (Used in) Operating Activities ....    (2,448,688)          --
                                                           -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of equipment ...............................       (70,111)          --
                                                           -----------    -----------
         Net cash flows (to) continuing operations .....       (70,111)          --
                                                           -----------    -----------
            Net Cash (Used in) Investing Activities ....       (70,111)          --
                                                           -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Repayments of capitalized lease obligations .........        (2,469)          --
   Proceeds from note payable, related party ...........     1,247,514           --
   Repayment of note payable, related party ............      (512,514)          --
   Stock payable .......................................       100,000           --
   Proceeds from private placement bridge loan .........       895,000           --
   Proceeds from issuance of common stock ..............       920,000           --
                                                           -----------    -----------
         Net cash flows from continuing operations .....     2,647,531           --
                                                           -----------    -----------
            Net Cash Provided by Financing Activities ..     2,647,531           --
                                                           -----------    -----------

NET INCREASE IN CASH ...................................       128,732           --

CASH, beginning of period ..............................          --             --
                                                           -----------    -----------

CASH, end of period ....................................   $   128,732    $      --
                                                           ===========    ===========

See Note 10
===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Operations
Reliable Power Systems, Inc. (“the Company” or “Reliable”) was organized under the laws of the State of Colorado on July 6, 2000 under the name of DHW Industries, Inc. On October 11, 2000 DHW Industries changed its name to Reliable Power Systems, Inc. The Company was in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The Company’s year end is December 31.

On February 7, 2001, Dencor Energy Cost Controls, Inc. (“Dencor”) entered into a reverse triangular merger with Reliable Power Systems, Inc. As a result of the accounting treatment of that merger, the historical accounting information for Dencor was eliminated and replaced with the historical accounting information of Reliable Power Systems, Inc. This accounting treatment primarily resulted in the elimination of the accumulated deficit of Dencor and the creation of $1,384,465 of goodwill. On April 10, 2001 Dencor held a stockholders meeting and among other items, officially changed its name to Reliable Power Systems, Inc.

The Company develops, markets, and sells power protection technologies and devices including the patented seamless power machine. It offers multiple products to improve power quality and reliability for its customers including proprietary energy management systems and electromagnetic flywheel technology designed to provide short-term power outage protection.

In November 2001 the Company’s Board of Directors determined it was in the best interest of the Company and its stockholders to sell Dencor. The Company is in the process of negotiating a sale of Dencor to its former stockholders. As a result of its decision to sell Dencor, the Company wrote down the value of its goodwill to $250,000 and has recorded an expense of $1,065,530.

Management’s Plans
In February 2002 the Company reorganized its operations and moved its headquarters to Chicago, Illinois. The Company also reduced its workforce to two employees. Management believes that by reorganizing the Company’s operations, it will be able to reduce its costs and fulfill its existing contracts and increase its revenues.

Discontinued Operations
The Company has reported the operations of Dencor as discontinued operations. The Board of the Directors determined that it was in the best interest of the Company and its stockholders to attempt to sell the Dencor subsidiary and is currently negotiating such a sale. On November 14, 2001 (the measurement date), the Company entered into an Asset Purchase Agreement for the sale of Dencor but certain conditions were not met and the agreement was not completed. The Company anticipates completing a sale of Dencor by April 30, 2002. Dencor had assets of approximately $138,000 and liabilities of approximately $540,000 as of December 31, 2001. The Company estimates the loss on the disposal of Dencor to be $36,000.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Dencor. The results of operations and cash flows include the results of Dencor from the date of its acquisition (February 7, 2001) forward. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification
Certain amounts reported in the Company’s financial statements for the period ended December 31, 2000 have been reclassified to conform to the presentation.

Reverse Stock Split
In April 2001 the Company’s Board of Directors approved a one-for-eighteen reverse split of the outstanding common shares of the Company. All per share amounts have been restated to reflect the reverse stock split.

Accounts Receivable
The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible. Allowance for uncollectible accounts was $11,686 and $-0- at December 31, 2001 and 2000, respectively.

Inventories
Inventories are stated at the lower of cost (first-in, first-out; FIFO basis) or market.

Property, Equipment and Leasehold Improvements and Depreciation
Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is over the five year life of the lease. Depreciation expense was $5,054 for the year ended December 31, 2001 and $-0- for the period from inception to December 31, 2000.

Revenue Recognition
Revenue is derived from sales of electrical demand controllers and energy control devices. Revenue from sales is recorded at the time of delivery to the customer.

Research and Development
Research and development costs are charged to operations as incurred. Research and development costs were $414,361 and $-0- for the periods ended December 31, 2001 and 2000, respectively.

Advertising Expenses
The Company expenses advertising costs as incurred. During the periods ended December 31, 2001 and December 31, 2000, the Company did not have significant advertising costs.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranties
The Company warrants parts for twelve months after installation. Estimated costs related to product warranties are provided for at the time of sale.

Income Taxes
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

As of December 31, 2001 the Company had a net operating loss carryforward of approximately $3,800,000, expiring in 2021. Since it is more likely than not that the Company will not utilize the net operating loss in the near term, a valuation allowance equal to the deferred tax asset, which consisted primarily of the net operating loss carryforwards, has been provided.

Impairment Of Long-Lived Assets
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets has been made.

Goodwill
Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 20 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Amortization expense for the year ended December 31 2001 was $68,935. As a result of the decision to sell Dencor, the Company wrote down the value of its goodwill to $250,000 and has recorded an expense of $1,065,530.

Cash Equivalents
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

Stock-Based Compensation
The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and provides the expanded disclosure required by SFAS No. 123.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board (APB) Opinion No. 25” (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations or financial position.

Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning January 1, 2002 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements, which is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

Major provisions of these Statements and their effective dates for the Company are as follows:

All business combinations initiated after June 30, 2001 must use the purchase method of accounting, with the pooling of interest method of accounting prohibited.

Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity.

Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. In the year of adoption, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.

Goodwill, tested by business segment and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

Management has not yet determined the possible impact on the financial statements of the foregoing recent accounting pronouncements.

In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company’s financial statements.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of this SAB did not impact the Company’s financial statements.

Earnings (Loss) Per Common Share
During 1997 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted of the following:

                                                                     December 31,
                                                                         2001
                                                                     -----------

        Property and equipment                                       $   65,302
        Leasehold improvements                                           13,111
                                                                     ----------
                                                                         78,413
        Less accumulated depreciation and amortization                    5,054
                                                                     ----------

                                                                     $   73,359
                                                                     ==========

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

Inventories at December 31, 2001 consist of:

                                                                     December 31,
                                                                         2001
                                                                     -----------

        Finished products                                            $   9,367
        Work in progress - sub assemblies                               37,825
        Raw materials - component parts                                 84,916
                                                                     ---------

                                                                     $ 132,108
                                                                     =========

NOTE 4 – NOTES PAYABLE

As of December 31, 2001 the Company had an outstanding $50,000 payable to First Western Industries, LLC (a related party) under a line of credit agreement. First Western Industries, LLC is controlled by the Company’s former Chairman. The debt was due on demand bearing interest at 10%. On May 15, 2001 the Company entered into a two year loan agreement with a financial institution (a related party) in the principal amount of $685,000 with an annual interest rate of 7.5%.

In October 2001, three directors of the Company each loaned the Company $100,000 as working capital. Demand notes were verbally agreed upon and are non-interest bearing. The Company intends to repay the loans in the near term.

NOTE 5 – PRIVATE PLACEMENT BRIDGE LOAN

In September 2001 the Company completed a $895,000 private placement bridge loan. The bridge loan consisted of 17.9 units consisting of one $50,000 promissory note and ten thousand warrants. The promissory notes bear simple interest of 12 percent per annum and are due and payable on the earlier of sixty days following the closing of a public offering of common stock, or one year from the closing of the private placement. The holders of the promissory notes have the option to either convert the outstanding principal and accrued interest into common stock of the Company at $5.00 per share if there was a public offering or receive payment in cash. If a public offering of common stock is completed, each warrant entitles the holder to purchase one share of the Company’s common stock at 80% of the final price of the public offering. The warrants are exercisable for a period of 24 months following the closing of the public offering of common stock.

The Company did not complete a public offering and may at its option convert the promissory note and accrued interest into common stock at $3.00 per share. Furthermore, each warrant shall entitle the holder to purchase one share of common stock at $3.50 per share. The fair market value of the warrants was immaterial. All are outstanding.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

The components of deferred tax assets and (liabilities) are as follows:

                                                                          2001
                                                                          ----

        Total deferred tax assets                                     $ 1,700,000
        Less valuation allowance                                       (1,700,000)
                                                                      -----------

        Net deferred tax asset                                        $    --
                                                                      ===========

The provision (benefit) for income taxes consists of the following:

                                                                          2001
                                                                          ----

        Current                                                       $    --
        Deferred                                                           --
                                                                      -----------

                                                                      $    --
                                                                      ===========

The income tax provision (benefit) for the year ended December 31, 2001 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                                          2001
                                                                          ----

   Computed expected income tax provision (benefit)                   $(1,564,000)
   Non-deductible meals and entertainment                                   2,800
   Temporary differences for items deductible from (includible in)
   taxable income in future years:
          Depreciation                                                     (2,500)
          Inventory valuation allowance                                     2,400
          Bad debt allowance                                                  400
          Other                                                               700
   Estimated loss on discontinued operations                               12,800
   Stock-based expenses                                                   206,400
   Less valuation allowance                                             1,341,000
                                                                      -----------

          Income tax provision (benefit)                              $(1,341,000)
                                                                      ===========

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (Continued)

The components of the deferred tax assets and (liabilities) as of December 31, 2001 were as follows:

  Deferred tax assets:
  Temporary differences:
       Allowance for doubtful accounts                              $     4,400
       Inventory valuation allowance                                     29,000
       Accrued expenses                                                   3,600
       Stock-based expenses                                             222,000
       Valuation allowance                                           (1,700,000)
       Net operating loss carryforward                                1,441,000
                                                                    -----------

       Net long-term deferred tax asset                             $    --
                                                                    ===========

NOTE 7 - STOCKHOLDERS’ EQUITY

On February 7, 2001 Dencor Energy Cost Controls, Inc., Denmer Corporation and Reliable Power Systems, Inc. entered into a reverse, triangular merger. As a result of that transaction the Company issued 3,348,000 shares of its Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock was convertible into 50 shares of common stock. The effect of this issuance was to vest control of Dencor in the stockholders of Reliable Power Systems, Inc., the target of the merger. On April 10, 2001 the Company held a stockholders meeting and among other things, increased its authorized common stock to 190,000,000 shares. As a result of this increase in authorized common stock, the Series A Preferred Stock was converted to common stock. On April 11, 2001 the Company effectuated a one-for-eighteen reverse stock split (as approved at the April 10, 2001 stockholders meeting). On April 12, 2001 the Company decreased its authorized common stock to 65,000,000 shares.

Additionally, the Company issued 300,000 shares of its Series B Redeemable and Convertible Preferred Stock as a result of the merger. The Series B Preferred Stock has a stated value of $1.00 per share and may be redeemed by the Company for cash or converted into common stock at its then fair market value on certain conversion dates, provided that the fair market value of the common stock shall be deemed to be not less than $2.00 per share nor more than $10.00 per share. The holders of the Series B Preferred Stock are entitled to liquidation preferences, at the stated value of $300,000, over the holders of both common stock and Series A Preferred Stock. The effect of this issuance was to make the holders of common stock and Series A Preferred Stock subordinate to the holders of Series B Preferred Stock in the event of a liquidation of the Company. The Series B Preferred Stock was issued to employees of the Company as a result of their agreements to forgive accrued compensation, interest on that compensation and accrued benefits.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ EQUITY (Continued)

The Company issued 100,000 shares of common stock and paid $20,000 to a third party for a finder’s fee and other fees related to the merger transaction. The value of such consideration has been included with the cost of the consideration paid and allocated in the acquisition.

In October 2001 the Company’s former chairman and majority stockholder surrendered 8,787,000 shares of common stock to the Company and resigned as director of the Company pursuant to the terms of an amended letter agreement. He retained 1,213,000 shares of the Company’s common stock, including 213,000 shares placed in escrow to be distributed to former employees pursuant to the terms of their option agreements. The applicable options were cancelled. Three directors of the Company’s Board were then each issued 2,000,000 shares of common stock as inducement to execute the agreement and serve as directors of the Board. The Company has recorded a $150,000 expense related to this transaction, the fair market value of the services provided.

Private Placements
The Company completed private placements for the sale of 300,000 shares of the Company’s common stock for net proceeds of $600,000 during the year ended December 31, 2001.

Stock Based Compensation
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The standard requires the Company to adopt the fair value method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting for employee stock options; the Company continues to account for these under the intrinsic value method. Had the Company adopted the fair value method for options issued to employees as well, an additional charge to income of $4,111,548 would have been required in 2001; proforma net loss would have been ($8,579,885) and net loss per share would have been ($.96) on the basic and diluted basis. The options have been valued using the Modified Black-Scholes European Pricing Model. Significant assumptions used in calculating the fair market value are a three, five, or ten year option life, 150% volatility, and 2.92% to 4.9% average risk-free interest rate. No additional charge to income would have been required in 2000.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ EQUITY (Continued)

The following table summarizes the activity of options and warrants for the period from July 6, 2000 (Inception) to December 31, 2000 and the year ended December 31, 2001:

                                                              Weighted
                                                               Average
                                           Number of          Exercise     Exercise
                                     Options       Warrants     Price       Amount
                                     -------       --------   --------     --------

Outstanding, July 6, 2000               --             --        $ --     $    --

Exercised                               --             --          --          --
Granted                                 --             --          --          --
Expired                                 --             --          --          --
                                 -----------      ---------               -----------

Outstanding, December 31, 2000          --             --          --          --

Exercised                               --             --          --          --
Granted                            3,867,256        179,000       2.63     10,623,453
Cancelled                           (566,333)          --         4.02     (2,276,398)
                                 -----------      ---------               -----------

Outstanding, December 31, 2001     3,300,923        179,000     $ 2.40    $ 8,347,055
                                 ===========      =========               ===========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreements
As of December 31, 2001 the Company had entered into employment agreements with nine employees, which included salaries ranging from $40,000 to $250,000 per year. The Company also granted options to purchase shares of common stock to executives.

Subsequent to year-end, when the Company reorganized and moved to Chicago, many of these employment agreements were terminated. The Company is liable to two employees for severance payments totaling $180,000. In addition, the Company is in default of the terms of the employment agreements of two employees. Their salaries were deferred until the first quarter of 2002. The payment has not been made and the employees are owed approximately $142,000.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Capital Lease
In March 2001, the Company entered into a lease agreement for a phone system. The Company is required to pay 13 monthly payments of $515 in order to own the equipment at the end of the lease. The Company has entered into an additional capital lease with an independent third party telephone company. The Company has a bargain purchase option of $1 on this equipment. As of December 31, 2001 property and equipment includes $8,302 acquired through the capital leases. Accumulated depreciation related to these assets was $611 as of December 31, 2001.

In May 2001 the Company signed a five-year lease for office space in Castle Rock, Colorado. The lease commenced in October 2001 pursuant to an amendment to the lease. Base rent during the first three years is $11,898 per month, increasing to $12,394 per month during the last two years. In addition, the Company is liable for common operating costs based on their proportionate space leased in the building. Subsequent to year-end, the Company vacated the premises and defaulted on the rent. A motion for nonpayment of rent has been filed against the Company.

In addition, the Company signed a short-term lease for warehouse space in California, commencing November 16, 2001 and terminating February 28, 2002. Base rent for this space is $750 per month.

The Company is subject to a lease for warehouse space in Colorado for Dencor. The lease term was three years expiring in May 2002. The monthly rent payment is $1,947.

The Company leases certain equipment under a non-cancelable operating lease that expires in June 2004.

Rent expense was $115,150 for the year ended December 31, 2001 and $-0- for the period from inception to December 31, 2000.

Limited Suppliers
The Company is dependent upon a limited number of suppliers for certain key components in its products.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Liability
Pursuant to the terms of an amended and restated letter agreement between the Company and the former chairman, the Company has agreed to reimburse the former chairman for up to $75,000 in expenses related to the furtherance of its business operations provided the former chairman can submit reasonable and accurate documentation of the expenses. Payment will be submitted to the former chairman following the closing of one or more debt or equity financings in a total amount of not less than $4,000,000.

Marketing and Technology Agreement
In April 2001 the Company entered into a marketing and technology agreement with an independent third party manufacturer to sell and market the Patented Seamless Power Machine. The agreement provides the Company the exclusive rights to all sales channels and OEM potentials for a minimum of two years, at which time the agreement can be extended. The Company will pay the third party 50% of the net profits for purchase orders and quotes fulfilled prior to the agreement and 40% of net profits for customer referrals to the Company. As part of this agreement, the Company has agreed to purchase a minimum number of units from the third party at set prices within the two years covered by the contract. The commitment under the agreement could exceed $25 million. All sales originated by the Company under this agreement are not subject to any sharing of net profits. Additional units are available at lower pricing once the original commitment is fulfilled. The Company has paid the manufacturer $585,000 as a deposit on future orders.

In November 2001 the Company entered into a technology development agreement with an independent third party for development of a continuous power machine. The agreement is effective until the technology is transferred to the Company and the machines are acceptable for release and sale. The Company is required to pay the developer $15,000 per month plus a $700 per month car allowance and establish a $50,000 cash account to pay expenses incurred by the developer. Upon completion, the developer will receive royalties ranging from 1.25% to 6% on the sale of the products. The Company issued the developer 200,000 options to purchase the Company’s common stock at $1.00 per share, expiring November 2011. The estimated cost to complete could exceed $1,375,000. Subsequent to year-end the agreement was terminated

NOTE 9 - EQUITY INCENTIVE PLAN

On April 10, 2001 the Company adopted the Equity Incentive Plan (the Plan) which provides for the granting of options to employees, officers, directors, advisors and independent contractors. 900,000 shares of common stock are reserved under the Plan for the granting of options. The options are exercisable to purchase common stock for a period of ten years from the date of grant. The Plan is in effect until April 10, 2011.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EQUITY INCENTIVE PLAN (Continued)

In November 2001 the Company adopted the Equity Incentive Plan II which provides for the granting of options to employees, officers, directors, advisors, and independent contractors. 750,000 shares of common stock are reserved under Plan II for the granting of options. The options are exercisable to purchase common stock for a period of ten years from the date of grant. The Plan is in effect until October 31, 2011.

NOTE 10 - EARNINGS PER SHARE

                                          For the Year Ended December 31, 2001
                                          ------------------------------------
                                                                         Per
                                             (Loss)         Shares      Share
                                          (Numerator)    (Denominator)  Amount
                                           ---------      -----------   ------

             Basic EPS
    (Loss) available to common
     stockholders                         $(4,468,337)     8,928,332    $ (.50)

      Effect of Dilutive Securities
     Options and warrants                       --             --         --
                                          -----------    -----------     -----

            Diluted EPS
     (Loss) available to common
      stockholders including assumed
      conversions                         $(4,468,337)     8,928,332    $ (.50)
                                          ===========    ===========     =====

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EARNINGS PER SHARE (Continued)

As of December 31, 2001 there were 3,479,923 warrants and options outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

                                          For the Year Ended December 31, 2000
                                          ------------------------------------
                                                                         Per
                                             (Loss)         Shares      Share
                                          (Numerator)    (Denominator)  Amount
                                           ---------      -----------   ------

               Basic EPS
    (Loss) available to common
     stockholders                         $   (1,170)        111        $(10.54)

      Effect of Dilutive Securities
     Options and warrants                       --             --         --
                                          -----------    -----------     -----

            Diluted EPS
     (Loss) available to common
      stockholders including assumed
      conversions                         $   (1,170)        111        $(10.54)
                                          ===========    ===========     =====

As of December 31, 2000 there were no warrants or options outstanding.

NOTE 11- SUPPLEMENTAL CASH FLOW INFORMATION

Certain stockholders of Dencor forgave approximately $39,589 of accrued interest, compensation payable and other amounts due them.

The Company paid $37,697 and $-0- for interest expense during the year ended December 31, 2001 and the period from inception to December 31, 2000, respectively.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

The Company extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - ACQUISITION

On February 7, 2001 the Company was acquired by Denmer Corporation, a wholly-owned subsidiary of Dencor. The Company exchanged all of its issued and outstanding common stock for 12,600,000 shares of Dencor’s common stock and 3,348,000 shares of Dencor’s Company’s Series A Voting Convertible Preferred Stock. Each share of the Series A Preferred Stock is convertible into 50 shares of common stock and is entitled to 50 votes. Due to the fact that following the acquisition, a majority stockholder of Reliable Power Systems was in control of the combined entity, the acquisition is accounted for as though the Company is the accounting acquirer and the acquisition is treated as a reverse acquisition for accounting purposes.

The purchase price is allocated as follows:

                Cash                                      $        560
                Current and long-term receivables               25,259
                Inventory                                      116,427
                Other assets                                    21,091
                Accounts payable and accrued expenses         (131,902)
                Stockholders loans and notes payable          (300,000)
                Goodwill                                     1,384,465
                                                          ------------

                                                             1,115,900
                Less:
                Series A Preferred Stock                      (627,285)
                Series B Preferred Stock                      (300,000)
                Common stock                                  (188,615)
                                                          ------------

                Cash paid at closing                      $     --
                                                          ============

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – DISCONTINUED OPERATIONS

The Company has determined it is in the best interest of the Company and its stockholders to sell its subsidiary, Dencor Energy Cost Controls, and has a working capital deficit and a capital deficit. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its efforts to raising capital and finalizing its products for sales.

                                                            2001
                                                            ----

Current assets, primarily inventory                      $ 138,000
                                                         ---------

            Total Assets                                 $ 138,000
                                                         =========

Current liabilities, primarily amounts due to Reliable   $ 539,000
                                                         ---------

            Total Liabilities                            $ 539,000
                                                         =========

Net Liabilities of Dencor                                $ 401,000
                                                         =========

                                                            2001
                                                            ----

Net sales                                                $ 152,000
Cost of sales                                               75,000
                                                         ---------

Gross profit                                                77,000
                                                         ---------

Operating expenses                                         303,000
                                                         ---------

(Loss) before income tax expense (benefit)                (226,000)
Income tax expense (benefit)                                  --
                                                         ---------

(Loss) from discontinued operations                      $(226,000)
                                                         =========

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
AND CONSULTANTS
3033 EAST 1ST AVENUE, SUITE 201
DENVER, COLORADO 80206

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Dencor Energy Cost Controls, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Dencor Energy Cost Controls, Inc. as of December 31, 2000, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dencor Energy Cost Controls, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

AJ. ROBBINS, P.C. CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

Denver, Colorado
June 19, 2001

                                     ASSETS

CURRENT ASSETS:+

     Cash .......................................................   $     4,600
     Accounts receivable, net ...................................        26,000
     Inventories ................................................       115,300
     Prepaids and other .........................................         4,300
                                                                    -----------

              Total Current Assets ..............................       150,200
                                                                    -----------

LONG-TERM RECEIVABLES, net ......................................         6,900
                                                                    -----------

                                                                    $   157,100
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable ...........................................   $    22,200
     Accrued liabilities ........................................       403,100
     Due to stockholder .........................................        26,700
     Notes payable - stockholders ...............................       256,000
     Warranty reserve ...........................................         3,200
     Other ......................................................           700
                                                                    -----------

              Total Liabilities .................................       711,900
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
     Preferred stock, no par value, 5,000,000 shares
       authorized; none issued and outstanding ..................          --
     Common stock, no par value, 25,000,000
       shares authorized, 8,349,804 shares issued and
       outstanding ..............................................     1,274,700
     Accumulated (deficit) ......................................    (1,829,500)
                                                                    -----------

              Total Stockholders' Equity (Deficit) ..............      (554,800)
                                                                    -----------

                                                                    $   157,100
                                                                    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DENCOR ENERGY COST CONTROLS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                  2000           1999
                                                  ----           ----

REVENUES:
     Net sales ...........................   $   210,800    $   247,700
     Interest and other ..................         9,600          6,300
                                             -----------    -----------

                                                 220,400        254,000
                                             -----------    -----------

COSTS AND EXPENSES:
     Cost of goods sold ..................       138,200        169,500
     Selling, general and administrative .       153,200        186,600
     Research and development ............        82,500         95,200
     Provision for doubtful receivables ..         3,700          4,200
     Interest expense ....................        50,400         34,100
                                             -----------    -----------

                                                 428,000        489,600
                                             -----------    -----------

NET (LOSS) ...............................   $  (207,600)   $  (235,600)
                                             ===========    ===========

BASIC AND DILUTED (LOSS) PER COMMON
   SHARE .................................   $      (.03)   $      (.05)
                                             ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING ...........................     6,788,571      4,858,231
                                             ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DENCOR ENERGY COST CONTROLS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                             Common Stock                           Total
                                         --------------------     Accumulated    Stockholders'
                                         Shares        Amount       Deficit      Equity Deficit
                                         ------        ------     -----------    --------------

Balances, January 1, 1999 ........     4,803,804   $ 1,175,800   $(1,386,300)   $  (210,500)

   Issuance of common stock for
     for services ................       750,000        11,700          --           11,700

   Issuance of common stock for
     for compensation ............       196,000         3,100          --            3,100

   Net loss ......................          --            --        (235,600)      (235,600)
                                     -----------   -----------   -----------    -----------

Balances, December 31, 1999 ......     5,749,804     1,190,600    (1,621,900)      (431,300)
                                     -----------   -----------   -----------    -----------

   Issuance of common stock in
     exchange for notes payable,
     stockholders ................     1,050,000        42,000          --           42,000

   Issuance of common stock in
     private placement ...........       800,000        16,000          --           16,000

   Issuance of common stock upon
     exercise of stock option ....       750,000        15,000          --           15,000

   Forgiveness of accrued interest
     due to stockholder ..........          --          11,100          --           11,100

   Net loss ......................          --            --        (207,600)      (207,600)
                                     -----------   -----------   -----------    -----------

Balances, December 31, 2000 ......     8,349,804   $ 1,274,700   $(1,829,500)   $  (554,800)
                                     ===========   ===========   ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DENCOR ENERGY COST CONTROLS, INC.
STATEMENTS OF OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                    2000         1999
                                                                    ----         ----
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

     Reconciliation of net (loss) to net cash provided by
       (used in) operating activities:
       Net loss .............................................   $(207,600)   $(235,600)
       Provision for doubtful receivables ...................       3,700       (4,100)
       Stock issued for services and compensation ...........        --         14,800
     Changes in operating assets and liabilities:
       Accounts receivable ..................................      (4,600)      (1,000)
       Inventories ..........................................      12,600       10,200
       Prepaids and other ...................................         800        1,000
       Long-term receivables ................................       1,700        4,000
       Accounts payable .....................................     (20,700)      28,600
       Accrued liabilities ..................................     131,000      138,500
       Accrued interest and advances owed to stockholders ...      53,500       32,700
       Other current liabilities ............................        (300)        --
                                                                ---------    ---------

           Net Cash Flows (Used in) Operating Activities ....     (29,900)     (10,900)
                                                                ---------    ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Proceeds from notes payable - stockholders .............      18,000       13,100
     Proceeds from notes payable - others ...................        --         20,000
     Principal payments on notes payable - stockholders .....     (15,000)     (10,000)
     Principal payments on notes payable - others ...........        --        (20,000)
     Proceeds from issuance of common stock .................      31,000         --
                                                                ---------    ---------

           Net Cash Flows Provided by Financing Activities ..      34,000        3,100
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH .............................       4,100       (7,800)

CASH, beginning of year .....................................         500        8,300
                                                                ---------    ---------

CASH, end of year ...........................................   $   4,600    $     500
                                                                =========    =========

Supplemental Cash Flow Information:
     See Note 9

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

DENCOR ENERGY COST CONTROLS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
Dencor Energy Cost Controls, Inc. (the “Company”) manufactures and markets electrical energy cost control devices and equipment which are sold primarily to distributors and dealers in the United States, Canada and South America. There is only one business segment.

Management’s Plan
In February 2001 the Company entered into several transactions including completing a merger with Reliable Power Systems, Inc., repaying $300,000 of notes payable and other liabilities, and converting approximately $340,000 of accrued compensation for preferred stock. Management believes that these transactions, along with the Company achieving increased sales goals and maintaining its cost reduction program, will enable the Company to meet its cash needs in 2001.

Inventories
Inventories are stated at the lower of cost (first-in, first-out; FIFO) or market.

Furniture, Equipment, and Depreciation
Furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. As of December 31, 2000, all furniture and equipment has been fully depreciated.

Revenue Recognition
Revenue is derived from sales of electrical demand controllers and energy control devices. Revenue from sales is recorded at the time of delivery to the customer.

Research and Development
Research and development costs are charged to operations as incurred.

Product Warranties
Estimated costs related to product warranties are provided for at the time of sale.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days of less.

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

DENCOR ENERGY COST CONTROLS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair values of net long-term receivables approximate their carrying values as a result of the valuation allowance applied to these receivables. The fair values of notes due to stockholders are not practicable to estimate, due to the indefinite payment terms of the amounts, and due to the related party nature of the underlying transactions.

Loss Per Share
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

Accounting For Income Taxes
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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards
In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company’s financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No.101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the SEC staff’s views in applying generally accepted accounting principals to selected revenue recognition issues. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

DENCOR ENERGY COST CONTROLS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
SAFS No. 123, “Accounting for Stock-Based Compensation” defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the “intrinsic value” method, and to furnish the proforma disclosures required by SFAS 123. See Note 8 for additional information with respect to stock-based compensation.

NOTE 2 - LONG-TERM RECEIVABLES

Long-term receivables consist of a $6,000 promissory note and other receivables due on demand from a customer. The promissory note bears interest at 18% and both the promissory note and other receivables are unsecured.

NOTE 3 - INVENTORIES

Inventories at December 31, 2000 consisted of the following:

     Finished products                 $     6,400
     Work in progress                       30,900
     Raw materials                          78,000
                                       -----------

                                       $   115,300
                                       ===========

Inventories include applied labor and overhead amounts.

NOTE 4 - NOTES PAYABLE AND ADVANCES DUE TO STOCKHOLDERS:

At December 31, 2000, the Company has $166,100 of notes payable to stockholders outstanding. The notes payable to stockholders are due on demand, and bear interest at 12% to 18.25% per year. Notes payable to stockholders of $69,800 are collateralized by the Company’s inventory. The remaining notes payable to stockholders are unsecured. The weighted average interest rate during the years ended December 31, 2000 and 1999 was approximately 18.2%. Interest expense of approximately $50,400 and $34,100 associated with these notes payable was charged to operations for the years ended December 31, 2000 and 1999, respectively.

During 2000, proceeds from new notes payable to stockholders were $18,000; and notes payable decreased by $15,000 from cash payments made. In addition, the Company issued 1,050,000 shares of common stock in exchange for $42,000 of notes payable to stockholders, based upon the quoted market price of the common shares as of that date.

DENCOR ENERGY COST CONTROLS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 4 - NOTES PAYABLE AND ADVANCES DUE TO STOCKHOLDERS (Continued)

During 2000 the Company converted $47,900 of accrued interest due to stockholders into $47,900 notes payable to stockholders. Additionally, a stockholder forgave $11,100 of accrued interest; this amount has been recorded as a capital transaction (Note 8).

Advances payable to stockholders of $26,700 at December 31, 2000 represent operating expenses of the Company paid by a stockholder. The amounts are non-interest bearing, unsecured and due on demand.

In January 2001, the Company issued a note payable for $2,200 to a stockholder, which is due on demand and bears interest at 18.25%. The note is collateralized by the Company’s inventory.

NOTE 5 - INCOME TAXES

The components of deferred tax assets at December 31, 2000, were as follows:

  Current deferred tax assets:
     Receivables, due to allowance for doubtful accounts            $      4,200
     Inventories, due to obsolescence reserve and additional costs
      allocated to inventories for tax purposes                           14,200
     Unpaid salary expense and related payroll taxes                      73,300
     Compensation absences                                                 6,700
     Warranty reserve                                                        600
                                                                    ------------
     Total current deferred tax assets                                    99,000
     Less valuation allowance                                            (99,000)
                                                                    ------------

  Net current deferred tax assets                                   $      --
                                                                    ============

  Non-current deferred tax assets:
     Net operating loss carryforwards                               $    177,400
     Other tax credit carryforwards                                       53,400
                                                                    ------------

  Total non-current gross deferred tax assets                            230,800
  Less valuation allowance                                              (230,800)
                                                                    ------------

  Net concurrent deferred tax assets                                $      --
                                                                    ============

DENCOR ENERGY COST CONTROLS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 5 - INCOME TAXES (Continued)

The net increase during the year in the total valuation allowance was $42,200. The difference between taxes computed at the statutory federal tax rate and the effective tax rate is reconciled below:

                                                           Years Ended December 31,
                                                           -----------------------
                                                              2000        1999
                                                              ----        ----

Income tax benefit computed at statutory federal tax rate   $ 46,900    $ 53,900
Deferred tax benefit not recognized                          (46,900)    (53,900)
                                                            --------    --------

Income tax benefit computed at the effective tax rate       $   --      $   --
                                                            ========    ========

At December 31, 2000, the Company had net operating loss and general business credit carryforwards which may be used to reduce future taxable income and taxes payable, respectively, and which expire through 2020 as follows:

                                                                            General
                                                          Net Operating     Business
                                                              Loss           Credit
                                                          Carryforwards  Carryforwards
                                                          -------------  -------------

     2002                                                   $ 151,900     $   --
     2003                                                       --            --
     2004                                                       --            --
     2005                                                       --            --
     Thereafter                                               627,800        53,400
                                                            ---------      --------

                                                            $ 779,700      $ 53,400
                                                            =========      ========

The Company’s net operating loss-carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses due to the merger transaction that occurred in February 2001.

DENCOR ENERGY COST CONTROLS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 6 - OPERATING LEASES

The Company leases certain equipment under a non-cancelable operating lease that expires in April 2004. The Company leases its facility under an operating lease that expires in May 2002, with a 6-month cancellation clause.

Rent expense for the years ended December 31, 2000 and 1999 was $37,400 and $38,600, respectively. Future minimum lease payments at December 31, 2000 are as follows:

                                                             Facility      Equipment
                                                             --------      ---------

     2001                                                   $  22,400      $  2,100
     2002                                                       7,500         2,100
     2003                                                        --           2,100
     2004                                                        --             700
                                                            ---------      --------

                                                            $  29,900     $   7,000
                                                            =========     =========

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
During 1999 the Company issued 196,000 shares of common stock under a restricted stock bonus plan, valued at $3,100. The Company also issued 750,000 shares of common stock to financial advisors for consulting services, valued at $11,700. The value of the services rendered was based on the fair market value of the common stock on the dates of issuance.

During 2000 the Company issued 800,000 shares of common stock in a private placement at $0.02 per share. The Company also issued 1,050,000 shares at $0.04 per share in exchange for $42,000 of notes payable to stockholders.

Stock Options
In 1999 an option to purchase 750,000 shares of common stock at $.02 per share, the market value of the Company’s common stock at the grant date, was granted to financial advisors of the Company. These options were exercised in 2000 in exchange for $15,000.

Capital Transaction
During 2000 a stockholder of the Company forgave $11,100 of accrued interest, which has been accounted for as a capital transaction and has resulted in an increase to common stock.

NOTE 8 – STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. The standard requires the Company to adopt the “fair value” method with respect to stock-based compensation of consultants and other non-employees.

DENCOR ENERGY COST CONTROLS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 8 – STOCK-BASED COMPENSATION (Continued)

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the “intrinsic value” method. Had the Company adopted the fair value method with respect to options issued to employees as well, there would have been no charge to income in 2000 and 1999, as the amounts were not material.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                               December 31,
                                                              --------------
                                                              2000      1999
                                                              ----      ----

Cash paid during the year for interest:                    $  5,900   $ 1,400
                                                           ========   =======

Supplemental disclosure of non-cash investing and
    financing activities:

Forgiveness of accrued interest owed to a stockholder      $ 11,100   $  --
                                                           ========   =======

Notes payable, stockholders, issued in exchange for
    accrued interest owed to stockholders                  $ 47,900   $  --
                                                           ========   =======

Common stock issued in exchange for notes payable,
    stockholders                                           $ 42,000   $  --
                                                           ========   =======

NOTE 10 - CONCENTRATION OF CREDIT RISK

The Company extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Revenues from significant customers for the years ended December 31, 2000 and 1999, consist of the following:

                                                     December 31,
                                                 --------------------
                                                 2000            1999
                                                 ----            ----

     Customer A                                   13%             --
     Customer B                                   --              28%
     Customer C                                   12%             10%
     Customer D                                   12%             --
     Customer E                                   10%             --

NOTE 10 - CONCENTRATION OF CREDIT RISK (Continued)

Customer B is located in South America. During 2000, sales to Customer B were less than 10% of total sales.

DENCOR ENERGY COST CONTROLS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 11 - SUBSEQUENT EVENTS

In February 2001 the Company merged with Reliable Power Systems, Inc., implemented a 1 for 18 reverse stock split, decreased the authorized common stock to 65,000,000 shares, increased the authorized preferred stock to 15,000,000 shares, and approved the equity incentive plan. Dencor changed its name to Reliable Power Systems, Inc.

The Company entered into employment contracts, expiring in three years, with certain officers that provide for base salaries, bonuses and stock options.

Item 8. Disagreements With Accountants on Accounting and Financial Disclosure.

        We did not have any disagreements on accounting and financial disclosures with our present or former accounting firm during the reporting period.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Our Directors and Executive Officers, their ages and positions held in the Company as of April 10, 2002 are as follows:

   NAME                AGE         POSITION AND OFFICES

John R. Walter         54          Chairman and Director

David A. Mazur         54          President, Chief Technology
                                   Officer and Director

David H. Hoffmann      49          Chief Executive Officer,
                                   Vice President, Secretary and
                                   Director

        Our directors and executive officers serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the board of directors. No family relationship exists among our management members. There are not any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

BIOGRAPHICAL INFORMATION

John R. Walter. Mr. Walter currently serves as Chairman and a Director. Since 1999, he has been Chairman of Manpower, Inc., the temporary staffing company. From 1996 to 1997, he was President and Chief Operating Officer of AT&T Corp. From 1989 to 1997, he was Chairman and Chief Executive Officer of R.R. Donnelley & Sons Company, a printing company. He serves as a Director of Deere & Company, Jones Lang LaSalle, Inc., Celestica, Inc., and Prime Capital Corp. He is a trustee of the Chicago Symphony Orchestra and Northwestern University and a Director of Evanston Northwestern Healthcare and Steppenwolf Theater. Mr. Walter holds a Bachelor’s Degree from Miami University of Ohio.

David A. Mazur. Mr. Mazur currently serves as President, Chief Technology Officer, and a Director. He was President of Perfect Power Systems a subsidiary of On-Line Power Corp. from 1997 to 2001. He was also Vice President of OnLine Power Corp. during this period. At this time, he started the Perfect Power Corp., a division of OnLine Power, to develop and produce battery-less UPS Systems. He was Vice President of Sales for United Power Systems, a division of Delta Corp, from 1995 to 1997. He has a Bachelors of Science degree in Electrical Engineering from Washington University and has done graduate work at the University of Wisconsin and Duke University.

David H. Hoffman. Mr. Hoffmann currently services as Chief Executive Officer, Vice President, Secretary and a Director. He is Chief Executive Officer and Chairman of the Board of DHR International, Inc., the nation’s sixth largest search firm. Prior to this time, he was Chief Executive Officer and Chairman of the Board of EPS Solutions, a public reporting company which was the nation’s largest outsourcing company.

Mr. Hoffmann pioneered equity exchange for fees in the executive search industry. His fund has investment in more than fifty companies.

Mr. Hoffmann’s contribution to us has involved, among other things, the recruitment and selection of key members of our present and former senior management, including our Chairman, Mr. Walter and our Vice President and Chief Technology Officer, Mr. Mazur.

COMMITTEES OF THE BOARD OF DIRECTORS

        We have not established any committees but plans to establish an audit and a compensation committee.

        The audit committee would recommend the independent public accountants to be engaged by us. It also would review the plan, scope and results of the annual audit, would review the accounting and financial controls and would review the accounting principles and financial disclosure practices with the Company’s independent public accountants. Our audit committee also would review issues related to the independence of our independent public accountants. Our audit committee will consist solely of non-employee directors.

        Our compensation committee would review, monitor, administer and establish or recommend to the full Board of Directors compensation arrangements for senior management and other employees. The compensation committee also would administer incentive compensation plans and would determine the number of shares covered by, and the terms of, options to be granted to executive officers and other key employees under these plans. The compensation committee will consist solely of non-employee directors.

        Members of the Board of Directors receive no additional compensation for their service on the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of our Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section. All required filings were made on a timely basis in the last fiscal year.

Item 10. Executive Compensation.

                None of our executive officers received compensation in excess of $100,000 during the fiscal years ended December 31, 1999 or 2000. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $10,000. The following table sets forth the Summary Compensation Table for our Chief Executive Officer and the next four most highly compensated executive officers other than our Chief Executive Officer who were serving at December 31, 2001. Except as indicated in the footnotes to this section, no other compensation not covered in the following table was paid or distributed by us to such person during the period covered. Our employee director receives no additional compensation for service on the Board of Directors.

SUMMARY COMPENSATION TABLE

                           Annual Compensation             Long Term Compensation
                           -------------------             ----------------------
                                            Awards                 Payouts
                                     --------------------  ----------------------
Name                                          Other
 and                       Salary    Annual   Stock(1)(3)  Restricted      All
Principal(1)(2)(3)         Compen-    Bonus   Compen-         LTIP        Other
Position           Year    sation($)   ($)    sation ($)    Award(s)      Options/
-----------------  ---     --------  -------  ---------   -----------   ---------
Joseph D.
Livingston
Chief Executive
Officer(4)(5)        2001   $104,167                       2,639,497      7,918,490(7)

David A. Mazur
President(5)         2001   $167,500                         194,779        218,038(8)

Michael Warner
Vice President(4)(5) 2001   $ 64,545                         121,807         99,857

Herb Page
Vice President(4)(5) 2001   $ 86,250                         114,842        112,346

Jerry Mitchell
Vice President(4)(5) 2001   $ 58,125                          88,349        655,220

Maynard Moe          2000   $ 69,700       -0-       -0-        -0-           -0-
FormerPresident(6)   1999   $ 64,300       -0-       -0-        -0-           -0-

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) During the periods covered by the Summary Compensation Table, we did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) Resigned in February, 2002.

(5)Received compensation only in 2001.

(6) Resigned in February, 2001. He received no compensation in 2001.

(7) His salary was accrued but not paid. We granted Mr. Livingston 1,800,000 stock options exercisable at $3.50 per share subject to the terms of an individual Stock Option Agreement. This Agreement provides, among other provisions, that a total of 300,000 shares vest immediately and 150,000 additional shares vest in equal installments over ten consecutive(10) quarterly periods, beginning ninety (90) days from the start of his employment. However, the vesting may be accelerated by the following circumstances: a total of 500,000 shares will vest when the average closing bid price of its common stock trades is $20.00 per share or higher for thirty consecutive trading days; an additional 500,000 shares will vest when the average closing bid price of its common stock trades is $40.00 per share or higher for thirty consecutive trading days; and an additional 500,000 shares will vest when the average closing bid price of our common stock trades is $50.00 per share or higher for thirty consecutive trading days. Mr. Livingston’s vesting is also accelerated in the event of a reorganization, merger, acquisition, or other similar transaction. Mr. Livingston has until February, 2003 to exercise any and all of his vested stock options.

(8) We have maintained an employment agreement with Mr. Mazur with an annual salary of $170,000, as amended. In connection with the employment agreement, we loaned Mr. Mazur $50,000 in the form of a non-interest bearing note. The note was due in February 2002, but was forgiven by us in 2001 and recorded as wages to him in 2001.

        As of December 31, 2001 we had entered into employment agreements with nine employees, which included salaries ranging from $40,000 to $250,000 per year. We also granted options to purchase shares of common stock to certain executives.

        Subsequent to year-end, when we reorganized and moved to Chicago, many of these employment agreements were terminated. We are liable to two employees for severance payments totaling $180,000. In addition, we are in default of the terms of the employment agreements of two employees. Their salaries were deferred until the first quarter of 2002. The payment has not been made and the employees are owed approximately $142,000.

        We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of- pocket expenses incurred by them in connection with our business.

2001 STOCK COMPENSATION PLAN

        We have a current registration statement on Form S-8 for its 2001 Stock Compensation Plan I. A total of 500,000 shares have been registered under the plan.

EQUITY INCENTIVE PLANS

        A total of 900,000 shares and 750,000 shares, respectively, of common stock are reserved under our 2001 Equity Incentive Plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of March 31, 2002, the stock ownership of each officer and director, of all officers and directors of its as a group, and of each person known by us to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power over such shares. No person listed below has any option, warrant or other right to acquire additional securities except as otherwise noted. A total of 8,321,679 shares were issued and outstanding on March 31, 2002.

Name and Address of             Number of Shares
Of Beneficial Owner             Beneficially Owned(l)       Percent of Class

John R. Walter                     2,000,000                     24.0%
10 South Riverside Plaza
Chicago, IL   60606

David H. Hoffmann                  2,134,657                     25.7%
10 South Riverside Plaza
Chicago, IL   60606

David A. Mazur(2)                    -0-                          -0-
10 South Riverside Plaza
Chicago, IL   60606

Joseph D. Livingston(3)            2,000,000                     24.0%
10 South Riverside Plaza
Chicago, IL   60606

First Western Industries, LLC(4)   1,213,000                     14.6%
5567 South Perry Park Road
Sedalia, Colorado 80135

All Executive Officers and         4,134,657                     49.7%
Directors as a group (3 persons)

(1) All calculations are for stock ownership after the 1 for 18 reverse stock split, which occurred in April, 2001.

(2) Mr. Mazur owns 100,000 common shares, which are to be issued to him under an agreement dated February, 2001. Mr. Mazur has options to purchase 100,000 common shares at $.54 per share, and options to purchase 150,000 common shares at $1.00 per share. The options vest over a three year period.

(3) Mr. Livingston is a former officer and director. We have previously granted him 1,800,000 stock options exercisable at $3.50 per share subject to the terms of an individual Stock Option Agreement. This Agreement provides, among other provisions, that a total of 300,000 shares vest immediately and 150,000 additional shares vest in equal installments over ten consecutive(10) quarterly periods, beginning ninety (90) days from the start of his employment. However, the vesting may be accelerated by the following circumstances: a total of 500,000 shares will vest when the average closing bid price of its common stock trades is $20.00 per share or higher for thirty consecutive trading days; an additional 500,000 shares will vest when the average closing bid price of its common stock trades is $40.00 per share or higher for thirty consecutive trading days; and an additional 500,000 shares will vest when the average closing bid price of its common stock trades is $50.00 per share or higher for thirty consecutive trading days. Mr. Livingston’s vesting is also accelerated in the event of a reorganization, merger, acquisition, or other similar transaction. Mr. Livingston has until February, 2003 to exercise any and all of his vested stock options.

(4) This entity is controlled by Thomas J. Wiens, our former Chairman and his immediate family.

Item 12. Certain Relationships and Related Transactions.

        In February, 2001, we loaned Mr. Mazur, our Vice President, the sum of $50,000 in connection with his employment. He signed a non-interest bearing promissory note, which was due in February, 2002 but was forgiven in October, 2001.

        As of the end of December 2001, we had $50,000 of debt payable to First Western Industries, LLC. First Western Industries, LLC is controlled by its then-Chairman and majority beneficial shareholder. The debt is due on demand bearing interest at 10.0% In May, 2001, we borrowed $685,000 from Compass Bank. The loan bears interest at 7.5% per annum and is guaranteed by our former Chairman, Thomas J. Wiens. The principal balance is due on May 16, 2003. Interest payments are due on the loan on a monthly basis began on June 16, 2001. We have not made any payments on this loan.

        In October, 2001, Messrs. Livingston, Walter, and Hoffmann each loaned us $100,000 as working capital, subject to verbally agreed demand notes, which are non-interest bearing.

        On October 6, 2001, we entered into a written Indemnification Agreement with our Chairman, Mr. Walter, to indemnify him to the fullest extent possible under Colorado corporate law.

        There were no other transactions, or series of transactions, during fiscal 2000 or 1999 nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $60,000, and in which to its knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest other than as described below.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) The following financial information is filed as part of this report:

        (1) Financial Statements
        (2) Schedules
        (3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT INDEX

Exhibit Number                                           Description

2.1*	Agreement of Merger and Plan of Reorganization and Articles of Merger are incorporated by reference from Exhibit No. 1 to Form 8- K filed February 16, 2001.

3.1*	Articles of Incorporation and By-Laws are incorporatedby reference from Exhibit No. 1 of Form 10 filed May 5, 1980.

3.2	Amended and Restated Articles of Incorporation of Reliable Power Systems, Inc.

3.3	Certificate of Designation of Preferred Shares

3.4	Bylaws as of October 10, 2001

4.1	Equity Incentive Plan, adopted April 10, 2001

4.2*	2001 Stock Compensation Plan I, adopted April 12, 2001 are incorporated by reference from the Registration Statement on Form S-8 filed April 12, 2001.

4.3	Form of Warrant Agreement and Warrant in Private Placement

4.4	Form of Promissory Note in Private Placement

4.5	Equity Incentive Plan, adopted November 1, 2001

10.1*	Exclusive Technology and Marketing Agreement is incorporated by reference from Form 8-K filed September 13, 2001.

10.2*	Amended and Restated Letter Agreement is incorporated by reference from Form 8-K filed October 21, 2001.

10.3*	Technology Development Agreement is incorporated by reference from Form 8-K filed November 20, 2001.

10.4	Indemnification Agreement with John R. Walter

10.5	Employment Agreement of David A. Mazur

10.6	Restated Employment Agreement of David A. Mazur

*Previously filed

        (b) Reports on Form 8-K. We filed the following reports on Form 8-K during the fourth quarter of the fiscal year ended December 2001: Form 8K on 10/5/01; Form 8K on 10/12/01; Form 8K/A on 10/26/01; Form 8K on 11/20/01; Form 8K/A on 12/3/01 and Form 8K on 12/19/01.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                          Reliable Power Systems, Inc.

Dated:    4/15/02                                                                                                              By:    /s/ David A. Mazur
                                                                                                                                                       David A. Mazur
                                                                                                                                                       President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:    4/15/02                                                                                                              By:    /s/ John R. Walter
                                                                                                                                                       John R. Walter
                                                                                                                                                       Chairman and Director

Dated:    4/15/02                                                                                                              By:    /s/ David H. Hoffmann
                                                                                                                                                       Director