Form 10QSB
period 2002-03-31
RELIABLE POWER SYSTEMS INC
filed 2002-05-20
CIK 312066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                              For the transition period from _______________ to ______________.

Commission File No. 0-9255

RELIABLE POWER SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

                                                               Colorado                                                                                                                                    84-0658020
                                                 (State or other jurisdiction                                                                                                 (I.R.S. Employer File Number)
                                                  of incorporation or organization)

10 South Riverside Plaza, #2220, Chicago, IL        60606
(Address of principal executive offices)                      (Zip Code)

(720) 733-8970
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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. No par value per share: were 8,321,679 shares issued at May 10, 2002.

        Transitional Small Business Disclosure Format

Yes       No  X

References in this document to “us,” “we,” “our” or “the Company” refer to Reliable Power Systems, Inc. and our predecessor company, Dencor Energy Cost Controls, Inc.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements:

RELIABLE POWER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                         March 31,    December 31,
                                                                           2002          2001
                                                                         ---------    -----------
                                                                        (Unaudited)
CURRENT ASSETS:
       Cash .......................................................   $     5,020    $   128,732
       Accounts receivable, net ...................................        22,500         24,422
       Inventories ................................................       135,912        132,108
       Notes receivable, net ......................................         1,922          1,922
       Deposits ...................................................       585,000        585,000
       Other current assets .......................................        30,559         37,270
                                                                      -----------    -----------

                     Total Current Assets .........................       780,913        909,454

PROPERTY AND EQUIPMENT, net .......................................        56,461         73,359

GOODWILL, net of accumulated amortization of $3,125 and $0,
            respectively ..........................................       246,875        250,000
                                                                      -----------    -----------

                                                                      $ 1,084,249    $ 1,232,813
                                                                      ===========    ===========

CURRENT LIABILITIES:
       Accounts payable ...........................................   $   300,660    $   212,866
       Accrued liabilities ........................................       315,142        216,310
       Warranty reserve ...........................................         3,181          3,181
       Private placement bridge loan ..............................       895,000        895,000
       Note payable, related party ................................       508,879        350,000
       Accrued interest ...........................................        69,127         42,615
       Estimated liability for disposal of discontinued subsidiary         36,504         36,504
                                                                      -----------    -----------

                     Total Current Liabilities ....................     2,128,493      1,756,476

LONG - TERM DEBT
       Capital lease obligations, net of current portion ..........         4,062          4,126
       Note payable, related party ................................       685,000        685,000
                                                                      -----------    -----------

                     Total Liabilities ............................     2,817,555      2,445,602
                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred stock, no par value, 15,000,000 shares authorized:
           Series A, -0- issued and outstanding ...................          --             --
           Series B, 300,000 issued and outstanding ...............       300,000        300,000
       Common stock, no par value, 65,000,000 shares authorized,
           8,321,679 issued and outstanding .......................     2,216,900      2,116,900
       Stock payable ..............................................          --          100,000
       Additional paid-in capital .................................       747,818        739,818
       Accumulated (deficit) ......................................    (4,998,024)   $(4,469,507)
                                                                      -----------    -----------

                     Total Stockholders' Equity (Deficit) .........    (1,733,306)   $(1,212,789)
                                                                      -----------    -----------

                                                                      $ 1,084,249    $ 1,232,813
                                                                      ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABLE POWER SYSTEMS, INC.
STATEMENTS OF OPERATIONS

                                                              Three Months    Three Months
                                                                  Ended           Ended
                                                              March 31, 2002  March 31, 2001
                                                              --------------  --------------
                                                                (Unaudited)    (Unaudited)
REVENUES:
    Net sales ..............................................   $    12,600    $      --
    Interest and other .....................................           352            700
                                                               -----------    -----------

           Total Revenues ..................................        12,952            700
                                                               -----------    -----------

COSTS AND EXPENSES:
    Cost of goods sold .....................................         3,034           --
    Selling, general and administrative ....................       461,295        210,070
    Research and development ...............................        18,882         17,267
    Interest expense, related party ........................        40,584          6,005
    Depreciation ...........................................        20,523         10,095
                                                               -----------    -----------

           Total Costs and Expenses ........................       544,318        243,437
                                                               -----------    -----------

(LOSS) FROM CONTINUING OPERATIONS ..........................      (531,366)      (242,737)
                                                               -----------    -----------

DISCONTINUED OPERATIONS:
    Income (Loss) from operations of discontinued subsidiary
         (less applicable  taxes of $-0-) ..................         2,849        (50,635)
                                                               -----------    -----------

NET (LOSS) .................................................   $  (528,517)   $  (293,372)
                                                               ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED:
    Continuing operations ..................................   $     (0.06)   $     (0.25)
    Discontinued operations:
         Income (Loss) from operations .....................             *          (0.05)
                                                               -----------    -----------

                                                               $     (0.06)   $     (0.30)
                                                               ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
BASIC  AND DILUTED .........................................     8,368,346        972,211
                                                               ===========    ===========

*Less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABLE POWER SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

                                                                 Three Months     Three Months
                                                                     Ended            Ended
                                                                 March 31, 2002   March 31, 2001
                                                                 --------------   --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
    Net (loss) from continuing operations .....................   $(531,366)      $(242,737)
    Adjustments to reconcile net (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization ........................       7,412          10,095
         Stock options issued for services ....................       8,000         261,000
         Loss on write off of leasehold improvements ..........      12,610
    Changes in operating assets and liabilities:
         Accounts receivables .................................       1,922          15,100
         Inventory ............................................      (3,804)          7,700
         Other current assets .................................       6,711        (205,446)
         Accounts payable .....................................      87,795          15,741
         Accrued liabilities ..................................      98,832            --
         Accrued interest .....................................      26,512            --
                                                                  ---------       ---------
           Net cash flows (to) continuing operations ..........    (285,376)       (138,547)
           Net cash flows from (to) discontinued operations ...       2,849         (50,635)
                                                                  ---------       ---------

               Net Cash (Used in) Operating Activities ........    (282,527)       (189,182)
                                                                  ---------       ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Purchase of equipment .....................................        --            (6,186)
    Acquisition ...............................................        --          (315,400)
    Loan to Employee ..........................................        --           (50,000)
                                                                  ---------       ---------
           Net cash flows (to) continuing operations ..........        --          (371,586)
                                                                  ---------       ---------

               Net Cash (Used in) Investing Activities ........        --          (371,586)
                                                                  ---------       ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Repayments of capitalized lease obligations ...............         (64)           --
    Proceeds from note payable, related party .................     158,879         255,000
    Sale of common stock ......................................        --           320,000
                                                                  ---------       ---------
           Net cash flows from continuing operations ..........     158,815         575,000
                                                                  ---------       ---------

               Net Cash Provided by Financing Activities ......     158,815         575,000
                                                                  ---------       ---------

NET INCREASE (DECREASE) IN CASH ...............................    (123,712)         14,232

CASH, beginning of period .....................................     128,732            --
                                                                  ---------       ---------

CASH, end of period ...........................................       5,020          14,232
                                                                  ---------       ---------

See Note

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RELIABLE POWER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation:

The consolidated Financial Statements of the Company as of March 31, 2002 and for the three-month period ended March 31, 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, the accompanying unaudited consolidated Financial Statements contain all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with a reading of the financial statements and the notes therein included in the Company’s latest annual report on Form 10-KSB.

2.     Significant Accounting Policies

Discontinued Operations
The Company has reported the operations of Dencor as discontinued operations. The Board of the Directors determined that it was in the best interest of the Company and its stockholders to attempt to sell the Dencor subsidiary and is currently negotiating such a sale. On November 14, 2001 (the measurement date), the Company entered into an Asset Purchase Agreement for the sale of Dencor but certain conditions were not met and the agreement was not completed. The Company anticipates completing a sale of Dencor by June 15, 2002. Dencor had assets of approximately $138,000 and liabilities of approximately $573,000 as of March 31, 2002. The Company estimates the loss on the disposal of Dencor to be $36,000.

Reclassification
Certain amounts reported in the Company’s financial statements for the periods ended December 31, 2001 and March 31, 2002 have been reclassified to conform to the presentation.

Goodwill
Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 20 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Amortization expense for the periods ended March 31, 2002 and 2001 was $3,125 and $-0-, respectively.

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

Severance Agreements
Subsequent to year-end, when the Company reorganized and moved to Chicago, these employment agreements were terminated. The Company is liable to two employees for severance payments totaling $180,000. In addition, the Company is in default of the terms of the employment agreements of two employees. Their salaries were deferred until the first quarter of 2002. The payment has not been made and the employees are owed approximately $142,000.

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

        Interest expense. This expense relates to the interest on our long-term debt and note payable outstanding as of March 31, 2002.

        Amortization expense. This expense relates to the excess of the purchase price over the fair value of the tangible assets acquired in the merger between Reliable Power Systems, Inc. and Dencor Energy Cost Controls.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2002.

RESULTS OF OPERATIONS

        We were not profitable for the three months ended March 31, 2002. For the three months ended March 31, 2002, we had total revenues of $12,592, compared to total revenues of $700 for the same period ended March 31, 2001. Total costs and expenses for the three months ended March 31, 2002 were $544,318, compared to total costs and expenses of $243,437 for the same period ended March 31, 2001. The major components of operating expenses are selling, general and administrative, which include independent contractor fees.

        As a result, we had a net loss of $528,517 for the three months ended March 31, 2002, compared to a net loss of $293,372 for the same period ended March 31, 2001. The net loss per share for the three months ended March 31, 2002 was $0.06 per share, compared to a net loss of $0.30 per share for the same period ended March 31, 2001.

        Liquidity and Capital Resources

        As of the end of the reporting period, we had cash or cash equivalents of $5,020, compared to $14,232 for the previous year.

        Net cash used by our operating activities was to $282,527 for the three months ended March 31, 2002, compared to net cash used of $189,182 for the three months ended March 31, 2001.

        Cash flows provided from investing activities were zero for the three months ended March 31, 2002, compared to $371,586 used in investing activities for the three months ended March 31, 2001.

        A total of $158,815 was provided for financing activities for the three months ended March 31, 2002, compared to $575,000 for the three months ended March 31, 2001.

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

        Other than as disclosed herein, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by us.

        We do not intend to pay dividends in the foreseeable future.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.

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

ITEM 2.     Changes in Securities and Use of Proceeds. None

ITEM 3.     Defaults upon Senior Securities. None.

ITEM 4.     Submission of Matters to a Vote of Security Holders. None

ITEM 5.     Other Information. None.

ITEM 6.     Exhibits and Reports on Form 8-K.

        We filed one report on Form 8-K for the fiscal quarter ended March 31, 2002, dated March 25, 2002, which announced the change in our auditors.

RELIABLE POWER SYSTEMS, INC.
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reliable Power Systems, Inc. Registrant By: David A. Mazur President

Date: May 20, 2002